Form 10KSB
period 2007-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2008-04-14
CIK 1402737

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number:

 000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Name of small business issuer in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Hongqi Da Jie, Suite 400, Nangang District, Haerbing City Helongjiang Province, China	150090
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (86) (0451) 82280845

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                    Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year:

$-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is not traded on any market or listed on any exchange.  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at April 3,  2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of April 3, 2008 there were 3,550,000 shares of common stock, par value $.0001 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes☐; No ☒

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

We formed as a Nevada corporation on March 26, 2007 as China Northern Medical Device, Inc. Our activities have been limited to developing and writing our business plan.  Management has primarily focused on preparation of this offering document along with contacting various entities and people in furtherance of our business plan.

Business Strategy

We intend to sell medical devices with an emphasis on portable medical devices designed for home treatments.  Our initial focus will be in the northern regions of China.  We intend to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China.  We also intend to assist Chinese medical device manufacturers on the development of the North American market.  Eventually, we may seek to acquire an existing medical device manufacturer to enhance our operations.

Our internal marketing research indicates that the population in Northern China is often subject to ordinary and ineradicable illness due to the geographic and climate factors of the region.  We believe the local health care system is not postured to provide home medical devices to those in need in a timely manner.  We believe that current enterprises employ poor marketing techniques and have not exploited the potential market for medical devices.  We intend to implement a strong marketing program and establish our brand.  We intend to conduct detailed research to understand the purchasing behavior in Northern China which will be followed by an advertising regime consisting of TV advertisement, outdoor advertisement, promotions in shopping malls and other methods of advertising.

In addition to implementing a strong marketing and branding campaign, we intend to establish multiple venues for the sale of our products including an e-commerce platform, establish a sales network in major cities and cooperate with local sops and business entities to sell our products.

Although we may face competition from other companies, we intend to fill what we perceive to be a market opportunity in this region.

We intend to seek and obtain marketing agreements and licenses from various sources so we can in turn sell home medical devices in the Northern China region.  We will focus on both American and Chinese medical device manufacturers with the goal being a marketing or sales agreement that allows us to market their products.  We expect any agreements we may enter will provide us a reasonable commission for product sales.

We anticipate conducting sampling market research in Northern China to determine actual consumer demands for home medical devices.  We then intend to acquire sales licenses to the products our research indicates is most in demand.

Once we have obtained marketing and sales agreements, we intend to promote our products through a number of venues.  We expect to build an electronic commerce platform for promotion and sales of products through the Internet.  We also expect to advertise our products through websites established by professionals in the medical communities.  We may use television and outdoor media advertisements.  We hope to establish relationships with such prominent Chinese advertisers such as Acorn International, Inc. and Focus Media Advertisement Col., Ltd. to promote the sales of various healthcare medical devices.

We further intend to offer our services as a consultant to current Chinese medical device manufacturers whereby we would assist companies on the development of markets in North America, application of relevant patent rights and approval documents.  Additionally, we will offer consulting services for medical device market promotion and planning.

During our research, we noticed that there are many enterprises in China that manufacture medical or healthcare devices.  Although we believe these products incorporate current and cutting edge technology and the curative effect is good, most enterprises fail to successfully expand and market their products.  We believe the reasons for their failure to gain market share is a lack of advanced marketing skills and deficient or limited advertising.  Our internal research indicates that current enterprises limit their advertising to TV or newspapers and do not provide detail and information on features of the products.  Further, we noted a need for brand imaging.  Our research also indicated most enterprises do not expend sufficient resources on marketing.  Our statistics show the ratio between expenditure on sale and revenue in major business is less than average level of all China and much less than Shanghai, Zhejian, Guangdon and other developed regions of China.  Finally, our research indicates these enterprises are dependant on a single outlet for their products which is typically a sales agent or dealer with limited capital for promoting the products.

It is our goal to provide consulting services to these enterprises to promote their products and increase their market share.  Further, we anticipate that we would also enter marketing or sales agreements with the manufacturers.

We intend to initially target three to five medical and healthcare manufacturers in Northern China with capacity and brand recognition and seek to enter consulting arrangements.  We would provide such manufacturers with long-term consultation services for management and product promotion.  We expect such services will include advertising and public relations for the targeted brand, construction of sales nets and tunnels and sales team training.

Potential Acquisitions

At some point in the future, once operations have commenced and the company is positioned favorably, we may consider acquiring a business or businesses that complement our business model.  Our criteria for any acquisition includes the following:

•

The company engages in the business in certain segmented markets, together with distinguished features of technical innovation and other competitive advantages;

•

The company has mature production processes and proper equipment in place;

•

The company has a history of operations with a stable client base and brand awareness;

•

The company has its own patent rights.

Competition

Competition from pharmaceutical companies, medical device companies, biotechnology companies, marketing companies and academic and research institutions is intense and is expected to increase. Many of our competitors and potential competitors have substantially greater product development capabilities, experience conducting clinical trials and financial, scientific, manufacturing, sales and marketing resources and experience than our company. Some of these competitors include giants in the industry such as Johnson & Johnson, Guidant Corporation, Genzyme Corporation, Baxter Healthcare Corporation, Abbott Laboratories, Boston Scientific Corporation, Medtronic, Inc., Wyeth, Inc., Novartis AG., C.R. Bard, the Allegiance division of Cardinal Health, Inc., Bausch & Lomb, and Tyco Ltd., among others. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using our products.

To the best of our knowledge, there is no local enterprise adapting the same business model as ours.  We believe there are currently three sales models of medical devices in Northern China.  The first model is where the manufacturer establishes its own sales distribution, the second model is newspaper and TV advertisements and direct sales via TV and the third model is the employment of dealers and agents to promote and sell products.  We believe there are very few professional sales and marketing organization existing in Northern China and no organizations providing sales by e-commerce platforms in Northern China.  It is possible that competitors with the same or similar business model as ours will emerge on the development of the potential target market.

Governmental Regulation

Although we intend to comply with all applicable laws and regulations, we cannot assure you that we are in compliance or that we will be able to comply with all future laws and regulations.  Additional federal or state legislation, or changes in regulatory implementation, may limit our activities in the future or significantly increase the cost of regulatory compliance.  If we fail to comply with applicable laws and regulations, criminal sanctions or civil remedies, including fines, injunctions, or seizures, could be imposed on us.  This could have a material adverse effect on our operations.

We are not aware of any specific laws, regulations or restrictions that would limit our ability to implement and pursue our business plan.

Should we develop a market in the United States for medical devices manufactured in China, we may be subject to the FDA’s statutory and regulatory requirements for approval of devices imported to the United States.  Possible requirements may include submitting a pre-market approval application to the FDA for review.  Such application must be supported by extensive data, including technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.

Foreign firms that manufacture medical devices sold in the United States and U.S. distributors ("importers") of medical devices must comply with applicable U.S. laws before, during, and after importing a medical device into the U.S. or its territories.

Below is a summary of the regulatory issues we may be subject to:

Device classification information

Medical devices vary widely in their complexity and their degree of risk or benefits. They do not all need the same degree of regulation. Thus, U.S. FDA places all medical devices into one of three regulatory classes based on the level of control necessary to assure safety and effectiveness of the device.

These classes are:

•

Class I = General Controls

•

Class II = General Controls and Special Controls

•

Class III = General Controls and Premarket Approval

The class of most devices can be found in the classification regulations in Title 21 Code of Federal Regulations (CFR) Parts 862 through 892. There are approximately 1,700 device classifications within 16 medical specialties. Of the 1,700 classified devices, 45% are Class I, 47% are Class II and 8% are Class III.

Class I devices are subject to the least regulatory control. They present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. Class I devices are subject to "General Controls" as are Class II and Class III devices.

General controls include:

•

Establishment registration (use FDA Form 2891) of companies which are required to register under 21 CFR part 807.20, such as manufacturers, distributors, repackagers and relabelers, and foreign firms.

•

Medical device listing (use FDA Form 2892) with FDA of devices to be marketed.

•

Manufacturing devices in accordance with the Quality Systems regulation (GMP's) in 21 CFR Part 820.

•

Labeling devices in accordance with labeling regulations in 21 CFR Part 801 or 809.

•

Submission of a premarket notification 510(k) before marketing a device.

Examples of Class I devices include elastic bandages, examination gloves, and hand-held surgical instruments.

Most Class I devices are exempt from the premarket notification and/or the Quality System regulation.

Class II devices are those for which general controls alone are insufficient to assure safety and effectiveness, and existing methods are available to provide such assurances. In addition to complying with general controls, Class II devices are also subject to special controls.

Special controls may include special labeling requirements, mandatory and voluntary performance standards and postmarket surveillance.

Examples of Class II devices include powered wheelchairs, infusion pumps, and surgical drapes. Class II devices are usually not exempt from the premarket notification or the Quality System regulation.

Class III is the most stringent regulatory category for devices. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls.

Class III devices are usually those that support or sustain human life, are of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Premarket approval is the required process of scientific review to ensure the safety and effectiveness of Class III devices. Not all Class III devices require an approved premarket approval application for marketing. Class III devices which are equivalent to devices legally marketed before May 28, 1976 may be marketed through the premarket notification [510(k)] process until FDA has published a requirement for manufacturers of that device type to submit premarket approval data.

Class III devices which require an approved premarket approval application to be marketed are those:

•

Regulated as new devices prior to May 28, 1976, also called transitional devices.

•

Devices found not substantially equivalent to devices marketed prior to May 28, 1976.

•

Class III preamendment devices, which by regulation in 21 CFR, require a premarket approval application.

Class III devices which can be marketed with a premarket notification 510(k) are those:

•

Postamendment (i.e. introduced to the U.S. market after May 28, 1976) Class III devices which are substantially equivalent to preamendment (i.e. introduced into the U.S. market before May 28, 1976) Class III devices and for which the regulation calling for the premarket approval application has not been published in the CFR.

We anticipate that the majority of our products will be classified as Class I or Class II devices.

Investigational device exemption requirements

A manufacturer who wishes to export an unapproved device for investigational use may export the device under an Investigational Device Exemption, (“IDE”), under Section 801(e)(2), or under 802(c) of the FFD&C Act depending on where, i.e., to what country, the device is being exported. For instance, pursuant to Section 801(e)(2) of the FFD&C Act, an unapproved device intended for investigational use may be exported to any country, if, in addition to meting the requirements of 801(e)(1) of the FFD&C Act, the exporter submits information to FDA that would enable the agency to determine that exportation is not contrary to the public health or safety and that the foreign country approves of the exportation.

Section 801(e)(1) of the FFD&C Act provides that a device intended for export should meet the following requirements: (1) complies with the laws of the foreign country; (2) meets the foreign purchaser’s specifications; (3) is labeled for export on the shipping carton; and (4) is not sold or offered for sale in domestic commerce.

Obligations of a sponsor of an investigational device exemption

Clinical studies conducted in the U.S. cannot be sponsored by foreign entities. Therefore, an IDE application cannot be approved in the absence of a U.S. sponsor. If an original IDE application is submitted from an entity outside the U.S., the application will be considered incomplete until a U.S. sponsor is identified. Similarly, if an IDE supplement is submitted for a proposed change in sponsorship to a foreign entity, the supplement will be disapproved.

Pre-market approval application requirements and conditions of approval

The most stringent marketing application required by FDA is premarket approval or PMA. The PMA application must contain sufficient information to reasonably assure FDA of the safety and effectiveness of the device. This requires valid scientific data to demonstrate that the device is safe and effective for its intended use. In most cases, this includes well-controlled clinical studies; full reports of safety and effectiveness and data regarding the manufacturing of the device. Clinical studies to support the premarket approval application must be done in accordance with the Investigational Device Exemption (IDE) regulation.

The PMA review process consists of an administrative/filing review, scientific and regulatory review, advisory committee review/recommendation, and final documentation and notification of approval. An approved Premarket Approval Application is, in effect, a private license granted to the applicant for marketing a particular device.

About 1% of the medical devices in commercial distribution have gone through the PMA process. Class III devices marketed through the 510(k) process are preamendment devices for which FDA has not yet required the premarket approval application. FDA has been receiving approximately 50 premarket approval submissions per year.

The performance and effectiveness of medical devices marketed through the 510(k) process must only be demonstrated to the extent of substantial equivalence. That is, it must be as safe and as effective as a similar device already marketed. The performance and effectiveness of devices marketed through the PMA process must demonstrate that the device is reasonably safe and effective. These devices must demonstrate on their own merit, safety and effectiveness through valid scientific evidence.

Duration of the process

Because we anticipate most of our products will be Class I medical devices, we believe FDA approval will not be required.  We believe that any Class II medical devices we attempt to market may take up to one year for FDA approval.  Typical duration of seeking and obtaining FDA approval to market Class III medical devices is estimated to be one to three years.

Registration and labeling requirements.

Foreign establishments engaged in the manufacture, preparation, propagation, compounding, or processing of a device that is imported, or offered for import, into the U.S. must register their establishments and provide the FDA with the name of the U.S. agent representing their establishment. Foreign establishments must also continue to file device listing forms for medical devices they are exporting to the U.S. FDA is also authorized to enter into cooperative agreements with foreign countries to ensure that non-compliant products are refused entry into the U.S.

The FDA district office determines if the product complies with FDA requirements. For devices intended for commercial distribution in the U.S., this includes assuring that the importer or original distributor is registered, the foreign manufacturer has registered and listed their establishments and devices and provided FDA with the name of the U.S. agent representing their establishment, that the device is compliant with the Quality Systems (QS) regulation and is properly labeled. The device has been given clearance or approval for marketing following the submission of a 510(k) premarket notification [or is exempt] of a PMA. If the FDA district office determines that the device, manufacturer, or importer has not complied with FDA import requirements, the device will be detained at the port of entry and the importer will be given a "Notice of Detention and Hearing." At this point, the importer, the foreign manufacturer, or the device itself must be brought into compliance before the device is released.

The labeling of medical devices and in vitro diagnostic products are governed by two U.S. Federal laws:

•

Fair Packaging and Labeling Act (FPLA)

•

Federal Food, Drug and Cosmetic (FFD&C)Act

Most of the provisions of the FPLA and the FFD&C Act are codified in the following parts of Title 21 of the U.S. Code of Federal Regulations (CFR):

• General Device Labeling	21 CFR Part 801

• In Vitro Diagnostic Products	21 CFR Part 809

• Investigational Device Exemptions	21 CFR Part 812

• Good Manufacturing Practices	21 CFR Part 820

• General Electronic Products	21 CFR Part 1010

The FFD&C Act is the primary law under which the FDA takes action against non-complying regulated devices, such as adulterated, misbranded (mislabeled) devices. Section 201 of the FFD&C Act defines the terms "label" and "labeling" as they apply to medical devices and draws a distinction between the two terms. Certain provisions apply specifically to the "label" of the device, others are related to its "labeling". "Labeling" is a very broad term and deals with labels on the device as well as descriptive and informational literature that accompanies the device.

•

The FFD&C Act defines "label" as:

•

a "display of written, printed, or graphic matter

•

upon the immediate container of any article…".

•

The FFD&C Act defines "labeling" as:

•

"all labels and other written, printed, or graphic matter upon any article or any of its containers or wrappers, or accompanying such article."

This labeling definition applies any time while a device is held for sale after shipment or delivery for shipment in U.S. interstate commerce. The term "accompanying" is interpreted liberally to mean more than physical association with the device. It extends to posters, tags, pamphlets, circulars, booklets, brochures, instruction books, direction sheets, etc. "Accompanying" also includes labeling that is brought together with the device after shipment or delivery for shipment in U.S. interstate commerce.

Advertising is frequently considered by FDA to be labeling since the intent is to provide information about the device. General device labeling requirements consist of:

•

Name, address and qualifier for manufacturer, packager or distributors;

•

Intended use/directions for use;

•

Prominence of labels;

•

Over-the-counter (OTC) devices;

•

Prescription devices;

•

Labeling in English;

•

Warning and caution statements; and

•

Specific labeling for certain devices.

There are no requirements for FDA to review a device’s label and/or labeling to confirm compliance with the labeling regulations above. The device label and/or labeling is reviewed with the premarket notification or premarket approval submission, but strictly for indication for use statements and the demonstration of substantial equivalence and/or safety and effectiveness of the device.

When labeling does not meet the FDA regulations in 21 CFR Part 801, the device is considered to be misbranded. The following activities would cause a device to be misbranded:

•

Its labeling is false or misleading in any particular, including promotion for unapproved uses;

•

It is in package form and its label fails to contain the name and place of business of the manufacturer, packer, or distributor; and an accurate statement of the quantity of the contents in terms of weight, measure, or numerical count;

•

Any required wording is not prominently displayed as compared with other wording on the device, or is not clearly stated;

•

Its label does not bear adequate directions for use including warnings against use in certain pathological conditions; or by children where its use may be dangerous to health; or against unsafe dosage, or methods, or duration of administration or application;

•

It is dangerous to health when used in the dosage or manner or with the frequency or duration prescribed, recommended or suggested in the labeling; or

•

It does not comply with the color additives provisions listed under Section 706 of the Act.

Compliance with the labeling regulations is enforced during postmarket activities such as GMP inspections of the facility.

Quality system regulation and manufacturing of the device

The current Good Manufacturing Practices (GMP) requirements set forth in the Quality System (QS) regulation are promulgated under section 520 of the Federal Food, Drug and Cosmetic (FFD&C) Act. They require that domestic or foreign manufacturers have a quality system for the design and production of medical devices intended for commercial distribution in the United States. The regulation requires that various specifications and controls be established for devices; that devices be designed under a quality system to meet these specifications; that devices be manufactured under a quality system; that finished devices meet these specifications; that devices be correctly installed, checked and serviced; that quality data be analyzed to identify and correct quality problems; and that complaints be processed. The Food and Drug Administration (FDA) monitors device problem data and inspects the operations and records of device developers and manufacturers to determine compliance with the GMP requirements in the QS regulation.

The QS regulation is in Title 21, Code of Federal Regulations (CFR), Part 820. This regulation covers quality management and organization, device design, buildings, equipment, purchase and handling of components, production and process controls, packaging and labeling control, device evaluation, distribution, installation, complaint handling, servicing, and records.

Post-market reporting and record-keeping requirements, including medical device reporting and reports of corrections or removals

Since December 13, 1984, manufacturers and importers of medical devices have been required to comply with the Medical Device Reporting (MDR) regulation. The MDR requirements were changed in 1990, 1992, 1995 and again in 1997. Under the current provisions of the MDR regulation, which are found in 21 CFR Part 803, domestic and foreign medical device manufacturers and importers of medical devices are subject to the requirements.

The Food and Drug Administration (FDA) requires manufacturers and importers to report to FDA whenever the firm becomes aware of information that reasonably suggests that one of its marketed devices (1) has or may have caused or contributed to a death or serious injury, or (2) has malfunctioned and that the device or a similar device marketed by the manufacturer or importer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

The Medical Device Reporting (MDR) regulation is a mechanism for FDA and manufacturers to identify and monitor significant adverse events involving medical devices so that problems may be detected and corrected in a timely manner.

The MDR regulation requires manufacturers of medical devices to report a device-related death, serious injury, or malfunction to FDA whenever they become aware of information that reasonably suggests that a reportable event occurred (one of their devices has or may have caused or contributed to the event). This is done using form FDA 3500A within 30 calendar days after becoming aware of the event. However, if the event necessitates remedial action to prevent an unreasonable risk of substantial harm to the public health, then a report must be submitted within five (5) work days. These reports must also be submitted when FDA notifies a manufacturer that 5-day reports involving a particular type of medical device or type of event are required.

Manufacturers must submit baseline reports that provide basic device identification information including:

•

brand name,

•

device family designation,

•

model number,

•

catalog number, and

•

any other device identification number.

Baseline reports also contain other important information about the device including:

•

regulatory basis for marketing the device,

•

shelf life or expected life of the device, and

•

date device was first marketed and when marketing stopped, if applicable.

A baseline report is to be submitted for a device when an adverse event involving the device is reported for the first time and is to be updated annually, when appropriate. FDA will allow annual updates to be done on the date which coincides with when a firm’s annual registration is due instead of the anniversary date of the original baseline submission. The official dates for when an annual registration is due can be found in 21 CFR 807.21. Detailed instructions for completing the form can be found in the document entitled, "Instructions for Completing Form 3417 Medical Device Reporting Baseline Report." This is available on the MDR home page at www.fda.gov/cdrh/mdr.htm.

Manufacturers must submit a supplemental report, using Form 3500A, if they obtain additional information denoted as unknown (UNK) or not available (no information at the time, NI) on the original 30-day or 5-day MDR reports. Additionally, a supplemental report is required when new facts prompt the manufacturer to alter any information submitted in the original MDR report. The supplemental information must be submitted on Form 3500A within one month (30 calendar days) following receipt of the information.

In all, there are four types of MDR reports that FDA requires the manufacturer to submit. Each type of report is to be submitted within the mandatory time frame by completing the appropriate form. MDR reports for manufacturers include a:

•

30-day report,

•

5-day report,

•

baseline report, and

•

supplemental report.

Manufacturers are required to establish and maintain files related to reportable events. The files must be prominently identified, facilitate timely access, and must contain:

•

information related to the event or reference to the location of the information. This includes all documentation of the reporting decisions and decision-making process;

•

copies of all completed MDR forms and other information submitted to FDA, importers (initial distributors), and manufacturers; and

•

an explanation of why any required information was not submitted with the report or why it could not be obtained, and the results of the evaluation of the event.

Manufacturers must keep such records for two years, or a period of time equivalent to the expected life of the device, whichever is greater.

The MedWatch program integrates onto a single reporting form, all of the adverse event and product problem reporting information required by the various FDA regulations. The program has both voluntary and mandatory components. The voluntary component encourages health care professionals to report serious adverse events and product problems involving devices, drugs, biologics, special nutritional products and other products directly to the FDA. The mandatory component covers the adverse event and product problem reporting requirements currently in place for manufacturers of drugs, biologics and medical device manufacturers, distributors and user facilities.

Import and export requirements

Foreign establishments engaged in the manufacture, preparation, propagation, compounding, or processing of a device that is imported, or offered for import, into the U.S. must register their establishments and provide the FDA with the name of the U.S. agent representing their establishment. Foreign establishments must also continue to file device listing forms for medical devices they are exporting to the U.S. FDA is also authorized to enter into cooperative agreements with foreign countries to ensure that non-compliant products are refused entry into the U.S.

Procedures for the Export of Medical Devices form the U.S.  Chapter VIII of the Federal Food, Drug and Cosmetic (FFD&C) Act addresses FDA regulation of the import and export of foods, drugs, cosmetics, biologics, medical devices, and radiation emitting electronic products. Sections 801 and 802 of Chapter VIII list the specific rules governing the import and the establishment of an Office of International Relations to act as FDA liaison with foreign governments.

The export provisions of the FFD&C Act do not apply to firms who wish to export devices that are legally marketed in the U.S. Any medical device legally on the U.S. market may be exported anywhere in the world without prior FDA notification or approval.

While FDA does not place any restrictions on the export of these devices, certain countries may require written certification that a firm or its devices are in compliance with U.S. law. In such instances, FDA will accommodate U.S. firms by providing a Certificate for Foreign Government (CFG). FDA has established this self-certification process in order to speed the processing of requests, which were formerly referred to as Certificates for Products for Export or Certificates of Free Sale.

Potential sanctions for violations

If a company violates any of the laws that FDA enforces, FDA can encourage the firm to voluntarily correct the problem or to recall a faulty product from the market. A recall is generally the fastest and most effective way to protect the public from an unsafe product.

When a company can't or won't correct a public health problem with one of its products voluntarily, FDA has legal sanctions it can bring to bear. The agency can go to court to force a company to stop selling a product and to have items already produced seized and destroyed. When warranted, FDA may seek criminal penalties-including prison sentences-against manufacturers and distributors.

FDA enforcement actions and sanctions for failure to meet its standards include issuance of health alerts and warning letters, ordering mandatory recall and seizure, obtaining injunctions, imposing civil money penalties up to $1 million per proceeding, and criminally prosecuting offenders for serious violations. In addition, violations of FDA regulations could result in banishment from federal programs such as Medicare.

Chinese Regulations

China has several laws and regulations governing medical devices:

Approval of new medical devices, State Food and Drug Administration (“SFDA”), promulgated several regulations requiring strict quality inspections systems on the domestic medical device industry; strict inspection and quality control of imported medical devices and apparatus.

Clinical trial of medical devices:  SFDA has an implementation rule governing this area,

Distribution and sales:  SFDA’s regulation provide that:

Any medical device enterprise must apply for a special license from SFDA for its production and sales;

A rule on instruction, label, and packaging;

Classification of medical devices.

Chines laws and regulations in respect of medical devices distributors

The following list includes main laws and regulations applicable to sales and distributions of medical device in mainland territory of PRC. The local authority has power publish relevant laws and regulation which is not in conflict with state level laws.

“Regulations for the Supervision and Administration of Medical Devices” (State Council)

“Administration Rules on the Classification of Medical Device” (“SFDA”)

“Measures on Administration of Medical Device Registration”(“SFDA”)

“Administration Rules on New Medical Device Approval (Interim)” (“SFDA”)

“Measures on Administration of the license for Medical Devices Enterprise” (“SFDA”)

“Administration Rules on Quality Inspection System of Medical Device Industry” (“SFDA”)

“Product Classification Catalog of Medical Devices” (“SFDA”)

“Provision on the Registration and Inspection of Imported Medical Device and Apparatus” (“SFDA”)

“Provision of Implementation on the Inspection of Quality System of the Oversea Medical Device Manufacturing Enterprises” (“SFDA”)

“Administration Rules on Clinical Trial of Medical device” (“SFDA”)

“Administration Rules on instruction, label and package of Medical Device” (“SFDA”)

“Administration Rules Medical Device Product Specification Standardization (Interim)” (“SFDA”)

Overview of Chinese Regulations

Medical devices are regulated in China by the State Food and Drug Administration (SFDA). The SFDA is the Chinese equivalent of the US Food and Drug Administration (FDA). The General Administration of Quality, Supervision, Inspection and Quarantine (AQSIQ) is another Chinese agency that regulates imported medical devices. AQSIQ conducts mandatory safety registration, certification and inspection for certain devices. Companies who want to import medical devices into China must register their device with the SFDA.

Chinese Medical device classification information

Chinese authorities place all medical devices into several regulatory classes under special guidance to assure the safety of the device.

Such special guidance is:

1. The structural characteristics of medical devices

According to their respective structural characteristics, medical devices are divided into active and passive devices.

2. The forms of operation of medical devices

Medical devices are designated into different forms of operation in accordance with their intended purposes.

1) Passive devices in terms of their form of operation can be classified as device used for transportation and storage of pharmaceutical liquid, device for alteration of blood, body fluids, medical dressing, surgical instruments; reusable surgical instruments, disposable aseptic device, implantable device, device for contraception and birth control, device for sterilization and cleaning, patient care device, in vitro diagnostic reagent, as well as other passive contacting device or passive supplementary device.

2) Active devices in terms of their form of operation can be classified as device for treatment through energy, diagnostic monitoring, body fluids transportation and ionized radiation, laboratory instruments and medical sterilizer; as well as other active contacting device or active supplementary device.

3) The conditions for use of medical devices:

Medical devices may be divided into contacting or inserted devices and non-contacting devices based on their conditions for use, which include the possible injuries they might entail as well as their impact on the medical treatment.

1) Contacting or inserted devices

a.

Term of use: temporary use, short - term use, long-term use;

b.

Particular parts of the human body being contacted: skin, cavity and tract; trauma or body tissue; blood circulation system or central nervous system;

c.

The degree of injuries caused by malfunction of active devices: minor injuries, injuries, serious injuries.

2) Non-contacting Devices

The impact these devices have on treatment ranges from: basically no impact, indirect impact, substantial impact.

Medical devices are categorized into three classes, each with specific regulatory requirements. The classes are as follows:

Class I: Low risk devices, regulated by provincial governments

Class II: Modest risk devices, regulated by provincial governments

Class III: High risk devices, regulated by the SFDA

Class I medical devices shall be inspected, approved and granted with a registration certificate by the drug regulatory authority of the government of the municipalities consisting of districts. Class II medical devices shall be inspected, approved and granted with registration certificates by the drug regulatory authorities of provinces, autonomous regions and municipalities directly under the central government.  Class III medical devices shall be inspected, approved and granted with registration certificates by the drug regulatory authority directly under the State Council. Clinical evaluation must be conducted for Class II and Class III medical devices before they are put into production.

In accordance with relevant regulations issued by SFDA, the drug regulatory authorities of provinces are responsible for the inspection and approval of the clinical trial or verification of class II medical devices in their own administrative regions. The drug regulatory authority under the State Council is responsible for the inspection and approval of clinical trial or verification of class III medical devices.

Establishment of manufacturing of class I medical devices requires that the enterprise file a record with the drug regulatory authority of provinces directly under the central government. Establishing manufacturing of class II and/or class III medical devices requires inspection and approval by the drug regulatory authorities of the provinces directly under the central government, who will then issue a Medical Device Manufacturing Enterprise License.

Chinese Medical devices registration requirements

In order to register a medical device, a total of 12 documents must be collected and submitted to the SFDA in both Chinese and English, as announced by the SFDA on March 22, 2005. The required documents are summarized as follows:

SFDA registration form

Legal Production Qualification (e.g., US FDA registration)

Business license for the Chinese agent registering the medical device (The agent must be located in China, have a valid license, and have a letter of commission from the manufacturer)

Marketing approval from government of country of origin (Certificate to Foreign Government as well as 510(k), pre-market approval (PMA) application for US-made devices issued by FDA or Free Sale Certificate)

Product Standards (ISO, CE, AAMI, etc.); include an authorization letter to a Chinese agent to translate and reformat the product standard according to Chinese regulation

Operation Manual (Product instructions)

Test report issued by SFDA-certified test center (only required for Class II and III products that have not received ISO9000 certification)

Clinical trial report (only required for certain types of devices; manufacturer may submit clinical trial data that was submitted in the country of origin)

Quality guarantee letter (certifying that the product being registered and sold in China is identical to the product approved in the country of origin)

Authorization letter to a Chinese agent, responsible for reporting adverse events accrued in China (includes an authorization letter from the manufacturer, and a promise letter from the Chinese agent, the agent's qualification document)

After-sales authorization (this includes an authorization letter from the manufacturer, a promise letter from the after-sales agent, and an after-sales agent qualification document)

Self-guarantee declaration (to vouch for truthfulness of submitted documents)

Previously, all documents executed in the US had to first be authenticated by a Chinese Embassy or consulate before they were eligible for use in China. As of March 22, 2005, authentication by the Chinese Embassy or consulate is no longer required. Additionally, copies of government certificates, i.e. Number (4) above, will be accepted by the SFDA, but should be notarized.

Chinese Medical devices registration procedures

On August 9, 2004 the SFDA issued new regulations for the registration of medical devices in China. These new regulations have simplified the application and registration process for medical devices. Additionally, the Medical Device Clinical Trial Regulation, effective April, 2004, has laid out more detailed requirements for clinical protocol, clinical hospitals and clinical reports in China.

Previously, a company prepared a dossier (with all required documents) and then applied to the SFDA for a specification validation (for approval of the specifications of the device to be imported). Once the specification validation was reviewed and approved, the company was then required to send samples to a testing center. A company would then file its dossier, with the approved specifications and the official testing report, to the SFDA. The SFDA would review the technical documents and judge whether to issue medical device approval.

The new regulations have combined the dossier preparation and specification application into one step. Companies no longer need to apply to the SFDA for specification validation. Instead, they may use their own specifications as a basis for a testing agency to provide testing. The company then includes these test results in its completed dossier and submits it to the SFDA. The SFDA sends this dossier to the Medical Device Evaluation Center (MDEC) to review the specifications, dossier, government certificate and clinical report, if needed. The MDEC sends their conclusion to the SFDA and if everything is acceptable, the SFDA will issue the medical device approval license. While these new regulations have somewhat streamlined the process, they have not significantly altered the timeframe for medical device registration in China.

However, there are now several situations that can lengthen the new registration process. First, if the MDEC requires a supplement dossier, companies must complete the supplement and re-submit it to the SFDA within 60 working days. Second, since the specification validation is not required before testing, the testing is completed based on the company's specifications. It is possible that the MDEC may request the company to revise its specifications and re-test, adding additional time and money to the registration process.

Chinese Modification of medical device registration

Medical device registration is valid for four years. In order to change manufacturing locations or add a new manufacturing location, a new product registration must be submitted. To change basic information, such as the manufacturer's name, medical device name, or name of the manufacturing location, etc., an amendment to the medical device registration can be submitted. Requests for renewal of medical device registration must be made 6 months before the initial registration expires. Along with renewal forms, a copy of the original registration must be submitted. Medical device quality follow-up reports must also be submitted.

The documents required for such modification are as follows:

I.

The document requirement for the change of manufacturer name:

1. The original Registration Certificate for medical device;

2. New legal qualification certification (Business License); (notarized)

3. New product standard (If the main content has been changed in standard); (original)

4. The condition statement and relevant document for changing. (original)

5. Self-declaration to guarantee the truthfulness of documentation submitted (List of documents submitted and law consent should be included) (original);

II.

The document requirement for the literal changing of the product name, trade name, product model, specification and the name of the product standard or code name.

1. The original Registration Certificate for medical device;

2. The new product standard; (original);

3. The instruction for use of medical device; (original);

4. The condition statement and relevant attestative document for changing (Original);

5. Self-declaration to guarantee the truthfulness of documentation submitted (list of documents submitted and law consent should be included) (original);

III.

The document requirement for the literal changing in registration and production address:

1. The original Registration Certificate for medical device;

2. The condition statement and relevant attestative document for changing (original);

3. The declaration for the address changing; (original);

4. Self-declaration to guarantee the truthfulness of documentation submitted (list of documents submitted and law consent should be included) (original);

IV.

The document requirement for the change of after-sales service in the Registration Certificate (for the foreign country):

1. The original Registration Certificate for medical device;

2. The statement for changing or adding after-sales service agency (original);

3. Authorization Letter for new after-sales service agency (original);

4. The letter of undertaking and deal with the after-sales service for sold products by manufacturer (original);

5. Letter of undertaking and business license of the new after-sales service agency;

6. Self-declaration to guarantee the truthfulness of documentation submitted (list of documents submitted and law consent should be included) (original);

V.

The document requirement for the change of agency in Registration Certificate:

1. The original Registration Certificate;

2. The declaration for changing agency (original);

3. Authorization Letter of new agency (original);

4. Undertaking letter of the new agency;

5. Self-declaration to guarantee the truthfulness of documentation submitted (List of documents submitted and law consent should be included) (Original)

Chinese Labeling and Packaging requirements

In accordance with relevant regulations by SFDA, raw materials and supplementary materials required for the production of drugs as well as containers and packing materials which come into direct contact with medical device shall meet standards required for pharmaceutical use.

The packaging of medical device must be appropriate to the requirements of the quality of the drug and must facilitate their storage, transportation and use. Where a period of efficacy for a medical device has been fixed, the period of efficacy must be clearly indicated on the package.

Where Chinese medicinal materials are to be transported, they must be packaged. On each package, the name of the product, its place of origin, the date and the name of the dispatching unit must be clearly indicated and it must be marked to indicate that the quality is up to standard.

Medical device packages must, in accordance with regulations, be labeled and have an instruction booklet attached.

The name of the medical device, its specifications, the producing unit, approval number, product batch number, principal ingredients, diseases for which it is indicated, manner of use, side-effects and points to note must be clearly set out on the label or in the instruction booklet.

With the exception of Chinese medicinal materials and Chinese medicines sliced and prepared for decoction, drugs must use a registered trademark and may not be sold on the market until examined and approved for registration.

The registered trademark must be clearly shown on the package and label of the medical device.

Chinese Import and export requirements

As in the U.S.A., foreign companies engaged in the manufacture, preparation, propagation, compounding, or processing of a device that is imported or offered for import, into the China must register their establishments.

The documents required for such registration are as follows:

A. The Direction for the Application Form of Registration

1. All the contents filled in shall be in both Chinese and English;

2. Upon the application, the form shall be printed;

3. All the items must be completely filled in, and as for the vacant items, “/” shall be used to show inapplicability;

4.The Name of Devices and Model, Name and Address of Manufacturer must be unanimously the same as the contents carried in the documents approved by the government of the Country (Region) of Origin, and must be consistent with the contents concerned carried in the test reports, operation manual of the product, and so on;

5. Any enterprise shall not set up the format for the Application Form for Registration without authorization. The Application Form may be downloaded from the Internet.

B. About the Application Documents

1. The certificate of the legal production qualification of the Manufacturer

1) The certificate issued by the government agency of the Country (Region)of Origin to authorize the Manufacturer to engage in the production and distribution of medical device equivalent to the business certificate or manufacturing enterprise license;

2) The certificates may be submitted in the form of the copy thereof, subject to the seal by the original issuing agency or the notarization by the local notarization agency.

2. The qualification certificate of the applicant

1) Business certificate of the Applicant;

2) The certificate of commission given by the Manufacturer to the agent for registration.

3. The certificate recognized or approved by the government of the Country (Region) of Origin to authorize the products as medical devices to enter into the market of the country.

1) The certificate recognized or approved by the government of the Country (Region) of Origin to authorize the products as medical devices to enter into the market of the country.

(1) In case of any special authorization documents specified by the government of Country (Region) of Origin for medical devices to be put into the market of the Country (Region) of Origin, such formal authorization documents as 510 K or PMA of the U.S. FDA, and the CE certificate of the EU shall be submitted.

(2) In case of one of the following circumstances:

a. That no special authorization documents are required to handle by the government of the Country of Origin;

b. That in case of any change to the Products on the basis of the Products specified in the original special authorization documents, due to the difference in the partition of registration elements, no re-application is required by the government of the Country of Origin, the enterprise shall give a statement, and provide the following certificates:

•

The free sale certificate issued by the government; or

•

the certificate to the foreign government; and

•

the enterprise self-guarantee declaration in conformance with the provisions concerned of local regulations

2) In case of no document issued by the government of Country of Origin to authorize the medical devices to be put into market

(1) If the products shall be regulated as medical devices in the Country of Origin, but they have not been authorized by the government of Country of Origin to be put into market, the Standards of the Products to be Registered authorized by the competent department shall be submitted; in case of Products of Class II or Class III, the full-performance test report, Clinical Trial Reports, risk analysis reports within the territory of China and other documents necessary for the registration of import products shall be submitted, subject to which, the application may be accepted and after the acceptance, the on-site inspection of the production quality system will be arranged.

(2) If the products shall be regulated as medical devices in the Country of Origin but need not be authorized by the government of Country of Origin to put in the market because they are produced specifically for China, the first paragraph of this Article shall be applied.

(3) If the products fail to be regulated as medical devices in the Country of Origin but the Products are defined as medical devices in China in accordance with the definition of medical devices, the first paragraph of this Article shall be applied.

3) The certificates may be submitted in the form of the copy thereof, subject to the seal by the original issuing agency or the notarization by the local notarization agency.

In order to export medical devices, it is necessary to hold an "Export License" issued by the department of the State Council administering health.

Other technical guidance

On October 14, 2005, The State Food and Drug Administration (SFDA) issued Technical Guideline for Pre-Clinical Research of Preventive Vaccines, Technical Guideline for Process Change Management of Biological Products Manufacturing, Technical Guideline for Pre-Clinical and Clinical Research of Combined Vaccines, Technical Guideline for Production and Quality Control of Polypeptide Vaccines, Technical Guideline for Quality Control and Clinical Research of Conjugate Vaccines, and Guideline for Rating Scales of Adverse Reaction of Clinical Trials of Preventive Vaccines.

These guidelines are developed by SFDA in accordance with the Drug Administration Law, the Regulations for Implementation of the Drug Administration Law and the Provisions for Drug Registration of the People‘s Republic of China to standardize the research and development of vaccines and offer scientific guidance to vaccine developers in their research.

Moreover, in order to further standardize the registration of domestic class III medical devices and overseas medical devices and facilitate enterprises' registration application, SFDA revised Standard Registration Procedure for Domestic Class III Medical Devices and Overseas Medical Devices (interim). The revised Standard Registration Procedure for Domestic Class III Medical Devices and Overseas Medical Devices was issued and put into practice recently.

The Standard Procedure defines that the registration of domestic class III medical devices and overseas medical devices consists of application acceptance, technical evaluation and administrative approval. The Administrative Service Center of SFDA takes charge of the application acceptance; the Center for Medical Devices Evaluation of SFDA takes charge of the technical evaluation and the State Food and Drug Administration is responsible for the administrative approval. The Standard Procedure also specifies the time limit and position requirements of the application acceptance, technical evaluation and administrative approval.

Chinese Potential sanctions for violations

If a company violates any of the laws that relevant regulations, the governmental authorities shall issue an order for correction, launch a warning, and confiscate all of the illegally used products and illegal incomes.

Additionally, in case the illegal incomes exceed RMB 5 thousand Yuan, a fine of 2 to 5 times of the total sum of the illegal incomes shall be imposed; in case there are no illegal incomes or the illegal incomes do not exceed RMB 5 thousand Yuan, a fine of RMB 5 thousand to 20 thousand Yuan shall be imposed, and person(s) in charge and other directly responsible personnel shall receive disciplinary punishment; and in case crimes are committed, criminal liability shall be investigated and handled according to the law.

The Company intends to strictly comply with all laws and regulation of China including without limitation, “Regulations for the Supervision and Administration of Medical Devices”, “rules for Clinical Trial of Medical Device” and “Management Rule for advertisement of Medicine”, “Medical Device Distribution Enterprises Supervision & Administration Method,” “Medical Device Manufacturing Enterprise Quality Inspection System Method”. In addition the Company will be administrated and inspected by State Food and Drug Administration (“SFDA”).

Chinese regulations may affect the timing and expense of our business plan, creating potential uncertainty regarding our consulting services.  In our business plan, we will provide consulting services for medical manufacturers, especially on their marketing. The legality of manufacturers will be crucial to our business plan concerning consulting service.

According to law of China, medical devices manufacturers shall meet the following conditions: a. Professional technical personnel required for the manufacture of its medical devices; b. Facility and environment required for the manufacture of its medical devices; c. Possess equipment required for the manufacture of its medical devices; d. Possess an establishment or personnel and equipment for quality testing required for the manufacture of its medical devices.

If the medical device manufacturers are not able to maintain the above conditions, for example the factory site is polluted; SFDA and other authority will suspend or terminate their operation. In addition, under “Regulations for the Supervision and Administration of Medical Devices”, the medical devices are classified into three categories, which includes Class I Medical Devices only requiring routine administration; Class II Medical Device requiring further control; and Class III Medical Devices requiring strictly control. Many traditional home medical devices are within Class I. With the technical development of home medical devices, home medical devices, however, may be listed in Class II and Class III. The manufacture of Class II and Class III medical devices shall be approved by the provincial level and state level authority, respectively. The manufacturers will have to maintain higher standard conditions for producing Class II and Class III medical devices. The SFDA and other authority will issue a “Medical Device Manufacturing Enterprise License” and conduct annual inspection for such manufacturers. If the manufacturer fails to maintain the necessary conditions, the SFDA and other authority will revoke license and suspend or terminate relevant business. In the case that any business of the manufacturers we serve is suspended or terminated, it would have an adverse affect on our business.

We will also focus on marketing and promoting medical devices. The laws on advertisement in respect of medical devices may cause additional risks or negative affects on our marketing and promotion. Advertisements of medical devices shall be reviewed and approved by the drug regulatory authority of governments at provincial level and above, and shall not be published, broadcasted, circulated or posted before such approval. Should the planned advertisement be refused, it would cost additional expenditure for a new or modified advertisement and defer our schedule to exploit market.

According to the law of China, a qualified distributor of medical devices shall meet the following conditions: a. possession of appropriate facility and environment for the kind of medical devices to be distributed; b. possession of appropriate quality inspection personnel for the kind of medical devices to be distributed; c. possession of adequate ability for technical training, maintenance and after-sales services for the kinds of medical devices to be distributed. Failure of maintaining aforesaid conditions could cause the suspension and termination of our business. If any of medical devices in our operation are Class II or Class III, higher standard of conditions shall be provided and maintained for the purpose of issuance and maintenance of a Medical Device Distributing Enterprise License issued by SFDA. SFDA will conduct annual inspection during the term of such license. If we fail annual inspections, the business will be suspended and possibly terminated. Furthermore the aforesaid license has a term of 5 years and could be renewed. The application of renewal shall be submitted in 6 months prior to expiration. The authority will re-examine our conditions. If the deadline of renewal is missed or renewal application is rejected, we will not be able to distribute or sell the relevant medical devices. Any suspension and termination may cost time and expense and have negative affect on our business.

We intend to cooperate with US medical device manufacturers and introduce their products to China. The procedure of introduction of new overseas medical devices is complicated. State level SFDA will be responsible for examining and granting such approval. It may take time and cost. For example, if the authority does not satisfy the overseas clinical trial, then a new clinical trial shall be conducted. In addition some overseas medical devices shall only be introduced when they are qualified to obtain China Compulsory Certificate (“CCC”) Therefore, the plan for introducing the US medical devices may be expensive and it may create the uncertainty to some extent for getting final approval.

We may, at some time, engage in R&D on new products. Medical devices for production or sale under law of China must be granted with a registration certification. Class I, Class II and Class III medical devices shall be inspected, approved and granted with a registration certificate by local authority, provincial level authority and State Council, respectively. Thus any new type of medical devices shall be registered. Furthermore, for the registration of Class II and Class III products, a clinical trial will be essential. For any R&D projects, we may incur significant costs and time in completing a clinical trial. The outcome of the clinical trail will not be easily predictable. If the result of clinical trial is not satisfied by the SFDA or other authorities, the registration for such medical devices will be rejected. In case that no registration certification is obtained, and the entire cost of R&D would not be recovered by future marketing.

In addition, under law of China, we will be considered a Foreign Investment Enterprise based in the US. There is presently no restriction set forth in “Catalogue for the Encouragement of Foreign Investment Industries” for Foreign Investment Enterprise to produce and sell medical devices. Should the Chinese government change the current foreign investment approach it may be adverse to China Northern.

HIPAA Privacy Rules

We may also be subject to United States HIPAA Privacy Rule which applies to any entity that is a health care provider that conducts certain transactions in electronic form.  As a supplier of medical devices we may be consider a covered health care provider and must then comply with HIPAA.

The Administrative Simplification Provisions of HIPAA required HHS to adopt standards to protect the security and privacy of health related information. Although HHS issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003. The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

With respect to the privacy standards, HHS published final rules in December of 2000. However, on August 14, 2002, HHS published final modifications to the privacy standards. The final modifications eliminated the need for patient consent when the protected health information is disclosed for treatment payment issues or health care operations. In addition, the final modifications clarified the requirements related to authorizations, marketing and minimum necessary disclosures of information. All healthcare providers were required to be compliant with the new federal privacy requirements no later than April 14, 2003. We intend to be in material compliance with existing state and federal law relating to patient privacy.

The HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, personal gain, or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

We are also required to comply with state and federal laws governing the transmission, privacy and security of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") requires us to comply with certain standards for the use of individually identifiable health information within our company, and the disclosure and electronic transmission of such information to third parties, such as payors, business associates and patients. These include standards for common electronic healthcare transactions and information, such as claim submission, plan eligibility determination, payment information submission and the use of electronic signatures; unique identifiers for providers, employers and health plans; and the security and privacy of individually identifiable health information. In addition, some states have enacted comparable or, in some cases, more stringent privacy and security laws. If we fail to comply with these state and federal laws, we could be subject to criminal penalties and civil sanctions and be forced to modify our policies and procedures.

Employees

We have no employees other than our officer and director and no formal employment agreements with our officer and director.  We intend to hire employees as our operations require expansion.  We anticipate we will hire 3 or 4 employees during the next twelve months.  Our employees will help conduct market research and identify and secure sources of inventory as well as promote sales.  Our officer and director has agreed to devote such time as necessary for the development of our business.  It is anticipated that upon completion of the offering, our officer and director will devote full time to our business.  Our officer and director is entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreements or arrangement to continue payment in the future.

Item 2.  Description of Property.

 Our principal executive offices and mailing address is 180 Hongqi Da Jie, Suite 400, Nangang District, Haerbing City, Helongjiang Province, China 150090. Our telephone number is (86) (0451) 82280845. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.  We have signed a one-year Lease with the landlord, with an option to extend another year. Our leased space is approximately 3,000 square foot, with a rent of $400.00 per month.   Our office building is located at Harbin High-tech Development Zone, which is leased to high-tech enterprises.  Our space is exclusively used by our company.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against China Northern or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against China Northern or have any material interests in actions that are adverse to our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is not listed on any exchange or traded on any market. There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

As of April 3, 2008, there were approximately 41 shareholders of record holding 3,550,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Year Ended December 31, 2007

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2007.  Expenses during the year ended December 31, 2007 were $99,151 which consisted of office rent, transfer agent fees, consulting fees and professional fees, giving us a net loss of $99,151.

Liquidity and Capital Resources

At December 31, 2007, we had $200 in available cash on hand which is our sole asset.  We had liabilities of $59,351 consisting of $13,351 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $46,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price is $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.

The following table sets forth our use of proceeds, as of April 3, 2008, from the sale of the 550,000 shares of common stock.

Description	Proceeds

Total Proceeds	$110,000
Less Estimated Offering Expenses	(45,000)
Net Proceeds Available	$65,000
Use of Net Proceeds
Office rent	$-0-
Office equipment Market research Employee salaries Working Capital	-0- -0- -0- -0-
TOTAL NET PROCEEDS	$65,000

Our plan of operation for the next 12 months consists of the following activities:

We intend to use the proceeds from our offering to pay office rent for twelve months, purchase office equipment including computers and furniture, conduct market research and hire 3 or 4 employees.  Working capital expenses which include accounting, legal, administrative, advertising, marketing and general office expense will be paid from the proceeds raised in our offering.

Costs associated with being a public company are much higher than those of a private company.  China Northern, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival.  The onerous regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of China Northern very doubtful.

In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that they have sufficient capital to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Jinzhao Wu	39	Chief Executive Officer,	March 26, 2007
		President, Secretary/
		Treasurer & Director

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Jinzhao Wu, Sole Officer and Director.  Mr. Wu attended Eastern Finance University from 1989 to 1992 with a major in Marketing.  He has been involved in customer service and operations management.  From 1999 to 2004, Mr. Wu was the Manager of the China Inn Restaurant and since 2004 is the owner and Manager of Sunny Co., Ltd., a business, located in Capetown, South Africa, that manages restaurant chains and international trade business including export/import of foods, accessories and general household products.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries’ chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- Sation ($)	Total ($)

Jinzhao Wu Sole Officer and Director	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of April 3, 2008, the number and percentage of the 3,550,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Jinzhao Wu (1)	3,000,000	84.5%
	No. 26 Bldg Development Zone
	No. 180 Hongqi Ave.
	Harbin City, China 150000

Total Officers and Directors		3,000,000	84.5%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

Mr. Wu, our sole officer and director has made loans to the Company to finance operations.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment and are deemed payable on demand.  Total borrowing from Mr. Wu was $46,000 for the period from March 26, 2007 through December 31, 2007.

Item 13.  Exhibits and Reports on Form 8-K.

(a)

  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**	Attached

* Incorporated by reference. Filed as exhibit to SB-2 on June 29, 2007.

** The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b)  Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of China Northern’s annual financial statement and review of financial statements included in China Northern’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $-0- for fiscal year ended 2006 and $29,000 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit-related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: April 14, 2008	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	/s/ Jinzhao Wu
Jinzhao Wu
Director

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At  December 31, 2007 and

for the period March 26, 2007 (Inception) through December 31, 2007

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Northern Medical Device, Inc.

(A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. (a development stage company) as of  December 31, 2007 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the period March 26, 2007 (Inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. ( a development stage company) as of  December 31, 2007 and the results of its operations and its cash flows for the period March 26, 2007 through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period March 26, 2007 (Inception) through December 31, 2007, and as of December 31, 2007, has a working capital deficiency and a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

March 28, 2008

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEET

December
31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$200

Total Current Assets	200

Total Assets	$200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 4)	13,351
Loan from a shareholder (Note 5)	$46,000
Total Current Liabilities	59,351

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2007	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,000,000 shares issued and outstanding as of December 31, 2007	300
Additional paid-in capital	39,700
Accumulated deficiency	(99,151)
Stockholders' deficiency	(59,151)
Total Liabilities and Stockholders' Deficiency	$200

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

For the Period
March 26, 2007
(inception) through
December
31, 2007

Revenues
Sales	$-
Costs of Sales	-
Gross Profit	-

Operating Expenses
Office rent	2,800
Transfer agency fees	2,351
Consulting fees	25,000
Professional fees	69,000
Total Operating Expenses	99,151

Income (Loss) from Operation	(99,151)

Other Income (Expenses)	-

Income (Loss) before Provision for Income Tax	(99,151)

Provision for Income Tax	-

Net Income (Loss)	$(99,151)

Basic and fully diluted earnings (loss) per share	$(0.03)

Weighted average shares outstanding	3,000,000

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR  PERIOD MARCH 26, 2007 (INCEPTION) THROUGH DECEMBER 31, 2007

	Common Stock		Additional	Retained
	No Par Value		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)

Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

For the Period
March 26, 2007
(inception)
through
December 31,
2007
Operating Activities
Net income (loss)	$(99,151)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	13,351
Net cash provided (used) by operating activities	(85,800)

Investing Activities
Net cash (used) by investing activities	-

Financing Activities
Proceeds from issuance of common stock	40,000
Loans from a shareholder	46,000
Net cash provided (used) by financing activities	86,000

Increase (decrease) in cash	200

Cash at beginning of period	-
Effects of exchange rates on cash	-
Cash at end of period	$200

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-
Income taxes	$-

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC"). There is no assurance, however, that the Company will achieve its objectives or goals.

Note 2-

GOING CONCERN

The Company incurred net losses of $99,151 for the period March 26, 2007 (inception) to December 31, 2007. In addition, the Company had a working capital deficiency of $59,151 and a stockholders' deficiency of $59,151 at December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period March 26, 2007 (inception) to December 31, 2007, the Company relied heavily for its financing needs on its shareholder/CEO, Mr. Wu, Jinzhao.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  Actual results when ultimately realized could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits in banks with maturities of three months or less, and all highly liquid investments which are unrestricted as to withdrawal or use, and which have original maturities of three months or less.

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable, and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

Valuation of Long-Lived assets

The Company periodically analyzes its long-lived assets for potential impairment, assessing the appropriateness of lives and recoverability of unamortized balances through measurement of undiscounted operating cash flows on a basis consistent with accounting principles generally accepted in the United States of America.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectibility is reasonably assured.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs during the period March 26, 2007 through December 31, 2007.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period March 26, 2007 through December 31, 2007.

Income Taxes

The Company accounts for income tax using SFAS No. 109 "Accounting for Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Related parties

For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment.  Therefore, segment disclosure is not presented.

 CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 through December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an option to report certain financial assets and liabilities at fair value primarily to reduce the complexity and level of volatility in the accounting for financial instruments resulting from measuring related financial assets and liabilities differently under existing GAAP. SFAS 159 is effective January 1, 2008.  The Company does not anticipate SFAS 159 having a material impact on its financial statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements.  In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statements errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures.  SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006.  The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.  Management does not expect that the adoption of SAB No. 108 would have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" ("SFAS 158"). SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after September 15, 2007. The adoption of SFAS 158 did not have a material effect on the Company's financial position or results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years.  Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period with that fiscal year.  The provisions of this statement should be applied, except in some circumstances where the statement shall be applied retrospectively.  Management does not expect that the adoption of SFAS No. 157 would have a material effect on the Company’s financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). The accounting provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 did not have a material effect on the Company's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. The adoption of SFAS No. 156 did not have a material effect on the Company's financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of SFAS No. 155 had no impact on the Company's financial position or results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

December 31,
2007

Accrued professional fees	$11,000
Accrued transfer fees	2,351
Total accounts payable and accrued expenses	$13,351

Note 5-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 through December 31, 2007.

Note 6-

COMMON STOCK

The Articles of Incorporation authorized the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 100,000,000 shares of common stock with a par value of $0.0001. Upon formation of the Company, 3,000,000 shares of common stock were issued for $40,000.

Note 7-

COMMITMENTS AND CONTINGENCIES

The Company faces a number of risks and challenges not typically associated with companies in North America and Western Europe, since its assets exist solely in the PRC, and its revenues are derived from its operations therein. The PRC is a developing country with an early stage market economic system, overshadowed by the state.  Its political and economic systems are very different from the more developed countries and are in a state of change.  The PRC also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationships with other countries, including the United States.  Such shocks, instabilities and crises may in turn significantly and negatively affect the Company's performance.

Note 8-

SUBSEQUENT EVENT

The Company completed a public offering on March 14, 2008.  The Company issued 550,000 shares of common stock to 40 PRC citizen shareholders for $110,000.  The number of common stocks issued and outstanding immediately after the offering was 3,550,000.