Form 10-Q
period 2008-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2008-05-14
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-53089

CHINA NORTHERN MEDICAL DEVICE, INC..

(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Hongqi Da Jie, Suite 400, Nangang District, Haerbing City, Helongjiang Province, China	150090
(Address of principal executive offices)	(Zip Code)

(86) (0451) 82280845

 (Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☒    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  3,550,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At March 31, 2008 and December 31, 2007 and

for the three months ended March 31, 2008 and 2007

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$110,378	$200

Total Current Assets	110,378	200

Total Assets	$110,378	$200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$12,000	$13,351
Loan from a shareholder (Note 6)	110,000	46,000
Total Current Liabilities	122,000	59,351

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of
March 31, 2008 and December 31, 2007	-	-
Common stock, par value $0.0001, 100,000,000 shares
authorized; 3,550,000 shares issued and outstanding as of March 31, 2008
3,000,000 shares issued and outstanding as of December 31, 2007	355	300
Additional paid-in capital	149,645	39,700
Accumulated deficiency	(161,622)	(99,151)
Stockholders' deficiency	(11,622)	(59,151)
Total Liabilities and Stockholders' Deficiency	$110,378	$200

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the	For the Period
	Three Months	March 26, 2007
	Ended	(inception) through
	March 31,	March 31,
	2008	2007
	(unaudited)

Revenues
Sales	$-	$-
Costs of Sales	-	-
Gross Profit	-	-

Operating Expenses
Office rent	1,200	-
Professional fees	61,271	20,000
Total Operating Expenses	62,471	20,000

Income (Loss) from Operation	(62,471)	(20,000)

Other Income (Expenses)	-	-

Income (Loss) before Provision for Income Tax	(62,471)	(20,000)

Provision for Income Tax	-	-

Net Income (Loss)	$(62,471)	$(20,000)

Basic and fully diluted earnings (loss) per share	$(0.02)	$(0.01)

Weighted average shares outstanding	3,091,667	3,000,000

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH MARCH 31, 2008

(UNAUDITED)

	Common Stock		Additional	Retained
	No Par Value		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(62,471)	(62,471)
Balances at
March 31, 2008	3,550,000	$355	$149,645	$(161,622)	$(11,622)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the	For the Period
	Three Months	March 26, 2007
	Ended	(inception) through
	March 31,	March 31,
	2008	2007
	(unaudited)
Operating Activities

Net income (loss)	$(62,471)	$(20,000)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (increase) in prepaid expenses	-	(36,900)
Increase (decrease) in accounts payable and accrued expenses	(1,351)	17,000

Net cash provided (used) by operating activities	(63,823)	(39,900)

Investing Activities

Net cash (used) by investing activities	-	-

Financing Activities

Proceeds from issuance of common stock	110,000	40,000
Loans from a shareholder	64,000	-
Net cash provided (used) by financing activities	174,000	40,000

Increase (decrease) in cash	110,178	100

Cash at beginning of period	200	-
Effects of exchange rates on cash	-	-
Cash at end of period	$110,378	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

Note2- ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3- GOING CONCERN

The Company incurred net losses of $62,471 for the three months ended March 31, 2008, and $99,151 for the period March 26, 2007 (inception) through December 31, 2007. In addition, the Company had a working capital deficiency of $11,622 and a stockholders' deficiency of $11,622 at March 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3- GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period March 26, 2007 (inception) to March 31, 2008, the Company relied heavily for its financing needs on its shareholder/CEO, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, receivables, prepaid expenses, accounts payable and accrued expenses, approximates their fair value due to the relatively short-term nature of these instruments.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-life Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs during the period March 26, 2007 (inception) through December 31, 2007, and the three months ended March 31, 2008.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period March 26, 2007 (inception) through December 31, 2007, and the three months ended March 31, 2008.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information ” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment. Therefore, segment disclosure is not presented.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2007, and for the three months ended March 31, 2008.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities. The Management does not expect that the adoption of SFAS No. 161 would have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Management does not expect that the adoption of SFAS No. 141 (revised 2007) and SFAS No. 160 would have a material effect on the Company’s financial position and results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Accrued professional fees	$12,000	$11,000
Accrued transfer fees	-	2,351
Total accounts payable and accrued expenses	$12,000	$13,351

Note 6- LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $64,000 for the three months ended March 31, 2008.

Note 7- CAPITAL STOCK

The Articles of Incorporation authorized the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 100,000,000 shares of common stock with a par value of $0.0001. No shares of preferred stock have been issued. Upon formation of the Company, 3,000,000 shares of common stock were issued for $40,000.

The Company completed a public offering on March 14, 2008. The Company issued 550,000 shares of common stock to 40 PRC citizen shareholders for $110,000. The number of common stocks issued and outstanding immediately after the offering was 3,550,000.

Note 8- COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We have experienced losses since inception. We generated $0 in revenues from operations during the three months ended March 31, 2008. Expenses during the three months ended March 31, 2008 were $62,471 which consisted of office rent and professional fees, giving us a net loss of $62,471.

From inception on March 26, 2007 through March 31, 2007 we had no revenue and incurred expenses of $20,000 for a net loss of $20,000.

Capital Resources and Liquidity

At March 31, 2008, we had $110,379 in available cash on hand which is our sole asset. We had liabilities of $122,000 consisting of $12,000 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $110,000.

Our officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand. Total borrowing from Mr. Wu was $64,000 for the three months ended March 31, 2008 with a total current outstanding loan of $110,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock. The public offering price was $0.20 per share. The registration statement was declared effective on February 8, 2008. The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock. As of March 31, 2008, we had not expended any of the proceeds from our offering.

During the next twelve months, we intend to use the proceeds from our offering to pay office rent for twelve months, purchase office equipment including computers and furniture, conduct market research and hire 3 or 4 employees. Working capital expenses which include accounting, legal, administrative, advertising, marketing and general office expense will be paid from the proceeds raised in our offering.

Need for Additional Financing

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

The Company has no material commitments for the next twelve months. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that they have sufficient capital to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock. The public offering price was $0.20 per share. The registration statement was declared effective on February 8, 2008. The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock. As of March 31, 2008, we had not expended any of the proceeds from our offering.

The following table sets forth our use of proceeds, as of May 12, 2008, from the sale of the 550,000 shares of common stock.

Description	Proceeds

Total Proceeds	$110,000
Less Estimated Offering Expenses	(45,000)
Net Proceeds Available	$65,000
Use of Net Proceeds
Office rent	$-0-
Office equipment Market research Employee salaries Working Capital	-0- -0- -0- -0-
TOTAL NET PROCEEDS	$65,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 13, 2008

By: /s/ Jinzhao Wu

Jinzhao Wu, President

and Chief Financial Officer