Form 10-Q
period 2008-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2008-08-14
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2008:  3,550,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

FINANCIAL STATEMENTS

At June 30, 2008 and December 31, 2007 and
for the three and six months ended June 30, 2008 and 2007

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

INDEX

PAGE

BALANCE SHEETS	2

STATEMENT OF OPERATIONS	3

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	4

STATEMENT OF CASH FLOWS	5

NOTES TO FINANCIAL STATEMENTS	6-12

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,147	$200
Contract security deposit (Note 9)	100,000	-
Total Current Assets	102,147	200

Total Assets	$102,147	$200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	7,200	13,351
Loan from a shareholder (Note 6)	$110,000	$46,000
Total Current Liabilities	117,200	59,351

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2008 and
December 31, 2007	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of June 30, 2008
3,000,000 shares issued and outstanding as of December 31, 2007	355	300
Additional paid-in capital	149,645	39,700
Accumulated deficiency	(165,053)	(99,151)
Stockholders' deficiency	(15,053)	(59,151)
Total Liabilities and Stockholders' Deficiency	$102,147	$200

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

				For the Period
	For the	For the	For the	March 26, 2007
	Three Months	Three Months	Six Months	(inception)
	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Office rent	1,200	400	2,400	400
Office expenses and bank fees	443	-	443	-
Professional fees	2,000	37,900	63,271	57,900
Total Operating Expenses	3,643	38,300	66,114	58,300

Income (Loss) from Operation	(3,643)	(38,300)	(66,114)	(58,300)

Other Income (Expenses)
Interest Income	212	-	212	-
Total Other Income (Expenses)	212	-	212	-

Income (Loss) before Provision for Income Tax	(3,430)	(38,300)	(65,902)	(58,300)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(3,430)	$(38,300)	$(65,902)	$(58,300)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding	3,550,000	3,000,000	3,320,833	3,000,000

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

	Common Stock		Additional	Retained
	No Par Value		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(65,902)	(65,902)
Balances at
June 30, 2008	3,550,000	$355	$149,645	$(165,053)	$(15,053)

 See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the	For the Period
	Six Months	March 26, 2007
	Ended	(inception) through
	June 30,	June 30,
	2008	2007
	(unaudited)
Operating Activities

Net income (loss)	$(65,902)	$(58,300)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (increase) in contract security deposit	(100,000)	-
Increase (decrease) in accounts payable and accrued expenses	(6,151)	8,400

Net cash provided (used) by operating activities	(172,053)	(49,900)

Investing Activities

Net cash (used) by investing activities	-	-

Financing Activities

Proceeds from issuance of common stock	110,000	40,000
Loans from a shareholder	64,000	10,000
Net cash provided (used) by financing activities	174,000	50,000

Increase (decrease) in cash	1,947	100

Cash at beginning of period	200	-
Effects of exchange rates on cash	-	-
Cash at end of period	$2,147	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

Note 2 - ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC"), through its wholly-owned subsidiary, Be Bright International Limited ("Be Bright"). There is no assurance, however, that the Company will achieve its objectives or goals.

Note 3 - GOING CONCERN

    The Company incurred net losses of $65,902 for the six months ended June 30, 2008, and $99,151 for the period March 26, 2007 (inception) through December 31, 2007. In addition, the Company had a working capital deficiency of $15,053 and a stockholders' deficiency of $15,053 at June 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period March 26, 2007 (inception) through June 30, 2008, the Company relied heavily for its financing needs on its shareholder/CEO, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs during the period March 26, 2007 (inception) through December 31, 2007, and the six months ended June 30, 2008.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period March 26, 2007 (inception) through December 31, 2007, and the six months ended June 30, 2008.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2007, and for the six months ended June 30, 2008.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Accrued professional fees	$6,000	$11,000
Accrued office rents	1,200	-
Accrued transfer fees	-	2,351
Total accounts payable and accrued expenses	$7,200	$13,351

Note 6 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $64,000 for the six months ended June 30, 2008.

Note 7 - CAPITAL STOCK

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

Note 8 - COMMITMENTS AND CONTINGENCIES

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 9 - SUBSEQUENT EVENTS

On June 19, 2008, the Company signed a letter of intention to enter into a management service contract with  a medical device manufacture in PRC.  Pursuant to the letter of intention, the Company advanced contract security deposit of $100,000, and then began to perform the deal diligent and continued to negotiate with the medical device manufacture to finalize the contract terms.  On July 29, 2008, however, the parties could not agree upon the final terms of the management service contract, and both agreed to terminate the letter of intention. On August 13, 2008, the Company got back the contract security deposit of $100,000.

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

Results of Operations – Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

We have experienced losses since inception.  We generated $0 in revenues from operations during the three months ended June 30, 2008 and June 30, 2007.  Expenses during the three months ended June 30, 2008 were $3,643 which consisted of office rent and professional fees, with interest income of $212 giving us a net loss of $3,430.  For the same period in 2007, our expenses were $38,300 consisting of office rent and professional fees resulting in a net loss of $38,300.  Our expenses were significantly higher in 2007 due to our preparing and submitting an SB-2 registration statement with the Securities and Exchange Commission.

Results of Operations – Six Months Ended June 30, 2008

We did not generate any revenue for the six month period ended June 30, 2008.  Our expenses for this period were $66,114 and consisted of $2,400 in office rent, $443 in office expenses and bank fees and $63,271 in professional fees.  We had interest income of $212 for the six month period ended June 30, 2008 and an income loss of $65,902.

Capital Resources and Liquidity

At June 30, 2008, we had $2,147 in available cash on hand and $ 100,000 contract security deposit for total assets of $102,147.  We had liabilities of $117,200 consisting of $7,200 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $110,000.

On June 19, 2008, the Company signed a letter of intent to enter into a management service contract with a medical device manufacturer in the Peoples Republic of China.  Pursuant to the letter of intent, the Company advanced a contract security deposit of $100,000.  However, on July 29, 2008, subsequent to the date of this report, the parties could not agree on the final terms and determined it in the best interest of all parties to terminate the letter of intent.  The security deposit of $100,000 was returned to the Company on August 13, 2008.

Our officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand.  Total borrowing from Mr. Wu was $64,000 for the six months ended June 30, 2008 with a total current outstanding loan of $110,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of June 30, 2008, we had not expended any of the proceeds from our offering.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of June 30, 2008, we had not expended any of the proceeds from our offering.

The following table sets forth our use of proceeds, as of August 11, 2008, from the sale of the 550,000 shares of common stock.

Description	Proceeds

Total Proceeds	$110,000
Less Estimated Offering Expenses	(45,000)
Net Proceeds Available	$65,000
Use of Net Proceeds
Office rent	$2,400
Office equipment Market research Employee salaries Working Capital	-0- -0- -0- 62,600
TOTAL NET PROCEEDS	$65,000

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 14, 2008

By: /s/ Jinzhao Wu

           Jinzhao Wu, President and Chief Financial Officer