Form 10-Q
period 2008-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2008-11-14
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2008:  3,550,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CHINA NORTHERN MEDICAL DEVICE, INC

( A Development Stage Company)

FINANCIAL STATEMENTS

At  September 30, 2008 and December 31, 2007 and

for the three and nine months ended September 30, 2008 and 2007

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

INDEX

PAGE
BALANCE SHEETS	5

STATEMENT OF OPERATIONS	6

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)	7

STATEMENT OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9-15

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2007	2007
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$62,117	$200
Total Current Assets	62,117	200

Total Assets	$62,117	$200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	16,400	13,351
Loan from a shareholder (Note 6)	$110,000	$46,000
Total Current Liabilities	126,400	59,351

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2008 and
December 31, 2007	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of September 30, 2008
3,000,000 shares issued and outstanding as of December 31, 2007	355	300
Additional paid-in capital	149,645	39,700
Accumulated deficiency	(214,283)	(99,151)
Stockholders' deficiency	(64,283)	(59,151)
Total Liabilities and Stockholders' Deficiency	$62,117	$200

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the	For the	For the	For the Period
	Three Months	Three Months	Nine Months	March 26, 2007
	Ended	Ended	Ended	(inception) through
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-
Costs of Sales	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
Office rent	1,200	400	3,600	1,600
Office expenses and bank fees	30	-	473	-
Professional fees	48,000	37,900	111,271	58,900
Total Operating Expenses	49,230	38,300	115,344	60,500

Income (Loss) from Operation	(49,230)	(38,300)	(115,344)	(60,500)

Other Income (Expenses)
Interest Income	-	-	212	-
Total Other Income (Expenses)	-	-	212	-

Income (Loss) before
Provision for Income Tax	(49,230)	(38,300)	(115,132)	(60,500)

Provision for Income Tax	-	-	-	-

Net Income (Loss)	$(49,230)	$(38,300)	$(115,132)	$(60,500)

Basic and fully diluted
earnings (loss) per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	3,550,000	3,000,000	3,397,222	3,000,000

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR  PERIOD MARCH 26, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008

(UNAUDITED)

	Common Stock		Additional	Retained
	No Par Value		Paid-in	Earnings
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(115,132)	(115,132)
Balances at
September 30, 2008	3,550,000	$355	$149,645	$(214,283)	$(64,283)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the	For the Period
	Nine Months	March 26, 2007
	Ended	(inception) through
	September 30,	September 30,
	2008	2007
	(unaudited)
Operating Activities

Net income (loss)	$(115,132)	$(60,500)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued expenses	3,049	2,600

Net cash provided (used) by operating activities	(112,083)	(57,900)

Investing Activities

Net cash (used) by investing activities	-	-

Financing Activities

Proceeds from issuance of common stock	110,000	40,000
Loans from a shareholder	64,000	18,000
Net cash provided (used) by financing activities	174,000	58,000

Increase (decrease) in cash	61,917	100

Cash at beginning of period	200	-
Effects of exchange rates on cash	-	-
Cash at end of period	$62,117	$100

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2007.

Note2-ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3-GOING CONCERN

The Company incurred net losses of $115,132 for the nine months ended September 30, 2008, and $99,151 for the period March 26, 2007 (inception) through December 31, 2007. In addition, the Company had a working capital deficiency of $64,283 and a stockholders' deficiency of $64,283 at September 30, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3-GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the period March 26, 2007 (inception) through September 30, 2008, the Company relied heavily for its financing needs on its shareholder/CEO, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs during the period March 26, 2007 (inception) through December 31, 2007, and the nine months ended September 30, 2008.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period March 26, 2007 (inception) through December 31, 2007, and the nine months ended September 30, 2008.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2007, and for the nine months ended September 30, 2008.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Accrued professional fees	$14,000	$11,000
Accrued office rents	2,400	-
Accrued transfer fees	-	2,351
Total accounts payable and accrued expenses	$16,400	$13,351

Note 6-LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $64,000 for the nine months ended September 30, 2008.

Note 7-CAPITAL STOCK

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

Note 8-COMMITMENTS AND CONTINGENCIES

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

We have initiated questionnaires and market sampling to determine consumer demands for home medical devices in Northern China.  Once our market analysis is complete, we intend to acquire sales licenses to the products our research indicates is most in demand.

Once we have obtained marketing and sales agreements, we intend to promote our products through a number of venues.  We have commenced efforts to establish an electronic commerce platform for promotion and sales of products through the Internet.  We have also begun to design advertisements for our products which will be posted on websites established by professionals in the medical communities as well as for use in television and outdoor media advertisements.  We hope to establish relationships with such prominent Chinese advertisers such as Acorn International, Inc. and Focus Media Advertisement Col., Ltd. to promote the sales of various healthcare medical devices.

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

Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We have experienced losses since inception.  We generated $0 in revenues from operations during the three months ended September 30, 2008 and September 30, 2007.  Expenses during the three months ended September 30, 2008 were $49,230 which consisted of office rent and professional fees giving us a net loss of $49,230.  For the same period in 2007, our expenses were $38,300 consisting of office rent and professional fees resulting in a net loss of $38,300.  Our expenses were significantly higher in 2008 due to continued costs associated with public company reporting requirements.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Period March 26, 2007 (inception) through September 30, 2007

We did not generate any revenue for the nine month period ended September 30, 2008 or 2007.  Our expenses for this period were $115,344 and consisted of $3,600 in office rent, $473 in office expenses and bank fees and $111,271 in professional fees.  We had interest income of $212 for the nine month period ended September 30, 2008 and a loss of $115,132.  For the period of March 26, 2007 (inception) through the period ended September 30, 2007, our expenses were $60,500 and consisted on office rent of $,1600 and professional fees of $58,900 for a loss of $60,500

Capital Resources and Liquidity

At September 30, 2008, we had $62,117 in available cash on hand which is our only asset at this time.  We had liabilities of $126,400 consisting of $16,400 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $110,000.

On June 19, 2008, the Company signed a letter of intent to enter into a management service contract with a medical device manufacturer in the Peoples Republic of China.  Pursuant to the letter of intent, the Company advanced a contract security deposit of $100,000.  However, on July 29, 2008, the parties could not agree on the final terms and determined it in the best interest of all parties to terminate the letter of intent.  The security deposit of $100,000 was returned to the Company on August 13, 2008.

Our officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand.  Total borrowing from Mr. Wu was $64,000 for the nine months ended September 30, 2008 with a total current outstanding loan of $110,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of September 31, 2008, we have expended approximately $50,000 of the proceeds on professional fees.

During the next twelve months, we intend to use the balance of the proceeds from our offering to pay office rent for twelve months, purchase office equipment including computers and furniture, conduct market research and hire 3 or 4 employees.  Working capital expenses which include accounting, legal, administrative, advertising, marketing and general office expense will be paid from the proceeds raised in our offering.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal controls and procedures over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal controls and procedures over financial reporting was effective as of September 30, 2008.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of September 30, 2008, we expended approximately $50,000 of the proceeds on professional fees.

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

Date: November 14, 2008

By: /s/ Jinzhao Wu

Jinzhao Wu, President and Chief Financial Officer