Form 10-K
period 2008-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2009-04-06
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.
(Exact name of issuer as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

180 Hongqi Da Jie, Suite 400, Nangang District, Haerbing City Heilongjiang Province, China	150090
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 451- 8228-0845

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .. No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .. No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer (Do not check if a smaller reporting company)	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X .  No      .

There is no established public trading market for our common stock.

As of March 31, 2009, the registrant had 3,550,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Description of Business.

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

•

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

•

The FFD&C Act defines "label" as:

•

a "display of written, printed, or graphic matter

•

upon the immediate container of any article…”

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

Compliance with the labeling regulations is enforced during post market activities such as GMP inspections of the facility.

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

Classification of medical devices.

Chinese laws and regulations in respect of medical devices distributors

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

Test report issued by SFDA-certified test center (only required for Class II and III products that have not received ISO9000 certification)

Clinical trial report (only required for certain types of devices; manufacturer may submit clinical trial data that was submitted in the country of origin)

Quality guarantee letter (certifying that the product being registered and sold in China is identical to the product approved in the country of origin)

Authorization letter to a Chinese agent, responsible for reporting adverse events accrued in China (includes an authorization letter from the manufacturer and a promise letter from the Chinese agent, the agent's qualification document)

After-sales authorization (this includes an authorization letter from the manufacturer, a promise letter from the after-sales agent, and an after-sales agent qualification document)

Self-guarantee declaration (to vouch for truthfulness of submitted documents)

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

Employees

We have no employees other than our officer and director and no formal employment agreements with our officer and director.  We intend to hire employees as our operations require expansion.  We anticipate we will hire 3 or 4 employees during the next twelve months.  Our employees will help conduct market research and identify and secure sources of inventory as well as promote sales.  Our sole officer and director has agreed to devote such time as necessary for the development of our business.  It is anticipated that upon completion of the offering, our officer and director will devote full time to our business.  Our sole officer and director is entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreements or arrangement to continue payment in the future.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Description of Property.

Our principal executive offices and mailing address is 180 Hongqi Da Jie, Suite 400, Nangang District, Haerbing City, Heilongjiang Province, China 150090. Our telephone number is (86) (0451) 82280845. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.  We have signed a one-year Lease with the landlord, with an option to extend another year. Our leased space is approximately 3,000 square foot, with a rent of $400.00 per month.   Our office building is located at Harbin High-tech Development Zone, which is leased to high-tech enterprises.  Our space is exclusively used by our company.

Item 3. Legal Proceedings.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under symbol CNMV. There is, however, no public trading market for our common stock.

Holders

As of March 31, 2009 in accordance with our transfer agent records, we had 41 shareholders of record holding 3,550,000 shares of our common stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

Item 6. SELECTED FINANCIAL DATA.

Not applicable because we are a smaller reporting company.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

This Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Business Overview

We formed as a Nevada corporation on March 26, 2007. Our activities have been limited to developing and writing our business plan.  Management has primarily focused on preparation of this offering document along with contacting various entities and people in furtherance of our business plan.

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

Results of Operations for the Year ended December 31, 2008 Compared to the Year ended December 31, 2007

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2008 and December 31, 2007.  Expenses during the year ended December 31, 2008 were $152,014 which consisted of office rent and professional fees giving us a net loss of $152,014.  For the same period in 2007, our expenses were $99,151 consisting of office rent and professional fees resulting in a net loss of $99,151.  Our expenses were significantly higher in 2008 due to continued costs associated with public company reporting requirements.  For the period of March 26, 2007 (inception) through the period ended December 31, 2008, our expenses were $251,165 and consisted on office rent of $7,600, office expenses of $4,765, consultancy fees of $25,000 and professional fees of $213,800 for a loss of $251,165.

Capital Resources and Liquidity

At December 31, 2008, we had $47,050 in available cash on hand which is our only asset at this time.  We had liabilities of $150,000 consisting of $10,000 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

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

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand.  Total borrowing from Mr. Wu was $94,000 for the year ended December 31, 2008 with a total current outstanding loan of $140,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of December 31, 2008, we have expended approximately $50,000 of the proceeds on professional fees.

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

Going Concern

We incurred net losses of $151,799 for the year ended December 31, 2008, and $99,151 for the period March 26, 2007 (inception) through December 31, 2007. In addition, we had a working capital deficiency of $100,950 and a stockholders' deficiency of $100,950 at December 31, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force us to substantially curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders.

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company.  China Northern, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival.  The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of China Northern very doubtful.

We have no material commitments for the next twelve months. In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that they have sufficient capital to meet our needs through the next 12 months. However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or those we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2008. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Keith K. Zhen, CPA a certified public accountant. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his age as of March 31, 2009 are as follows:

NAME	AGE	POSITION

Jinzhao Wu	40	Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director for the past five years.

Jinzhao Wu, Sole Officer and Director.  Mr. Wu is the owner and Manager of Sunny Co., Ltd., a business, located in Capetown, South Africa, that manages restaurant chains and international trade business including export/import of foods, accessories and general household products. From 1999 to 2004, Mr. Wu was the Manager of the China Inn Restaurant and since 2004. He graduated from Eastern Finance University in 1992 with a major in Marketing.  He has been involved in customer service and operations management.

Our sole director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Auditors; Code of Ethics; Financial Expert

We do not have an audit committee financial expert.  We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.  Furthermore, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11. EXECUTIVE COMPENSATION

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jinzhao Wu, Chief Executive Officer, President,	2008	$0	0	0	0	0	0	0	$0
Secretary, Treasurer and Director	2007	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2009 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Jinzhao Wu No. 26 Bldg Development Zone No. 180 Hongqi Ave. Harbin City, China 150000	3,000,000	84.5%

Common Stock	All executive officers and directors as a group (1 person)	3,000,000	84.5%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Mr. Wu, our sole officer and director has made loans to the Company to finance operations.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment and are deemed payable on demand.  The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $94,000 for the year ended December 31, 2008.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $16,000 and $29,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit No. 3.1 (1) 3.2 (1) 10.1 (2) 10.2 (3) 10.3 (1) 31.1 32.1

Descriptions

Articles of Incorporation

By-laws

Marketing Research Agreement

Loan Agreement

Subscription Agreement

Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated by reference to the registration statement filed with the SEC on Form SB-2 dated June 29, 2007.

(2) Incorporated by reference to the registration statement filed with the SEC on Form SB-2/A dated October 11, 2007.

(2) Incorporated by reference to the registration statement filed with the SEC on Form SB-2/A dated January 28, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 6, 2009

By  /s/ Jinzhao Wu                      .

Jinzhao Wu

President,

Chief Executive Officer,

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinzhao Wu	President,	April 6, 2009
Jinzhao Wu	Chief Executive Officer, Principal Accounting Officer

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At December 31, 2008 and 2007 and

for the years ended December 31, 2008 and 2007

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL: KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Northern Medical Device, Inc.

(A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008.  China Northern Medical Device, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended December 31, 2008, and as of December 31, 2008, has a working capital deficiency and a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

March 6, 2009

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$47,050	$200
Prepaid office rent	2,000	-
Total Current Assets	49,050	200

Total Assets	$49,050	$200

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	10,000	13,351
Loan from a shareholder (Note 6)	$140,000	$46,000
Total Current Liabilities	150,000	59,351

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2008 and 2007	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of December 31, 2008
3,000,000 shares issued and outstanding as of December 31, 2007	355	300
Additional paid-in capital	149,645	39,700
Deficit accumulated during the development stage	(250,950)	(99,151)
Stockholders' deficiency	(100,950)	(59,151)
Total Liabilities and Stockholders' Deficiency	$49,050	$200

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2008	2007	2008

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	4,800	2,800	7,600
Office expenses	2,414	2,351	4,765
Consultancy Fees	-	25,000	25,000
Professional fees	144,800	69,000	213,800
Total Operating Expenses	152,014	99,151	251,165

Income (Loss) from Operation	(152,014)	(99,151)	(251,165)

Other Income (Expenses)
Interest Income	215	-	215
Total Other Income (Expenses)	215	-	215

Income (Loss) before Provision for Income Tax	(151,799)	(99,151)	(250,950)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(151,799)	$(99,151)	$(250,950)

Basic and fully diluted earnings (loss) per share	$(0.04)	$(0.03)	$(0.08)

Weighted average shares outstanding	3,435,417	3,000,000	3,248,810

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH December 31, 2008

(UNAUDITED)

				Retained
	Common Stock		Additional	Earnings
	No Par Value		Paid-in	(Accumulated)
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(151,799)	(151,799)
Balances at
December 31, 2008	3,550,000	$355	$149,645	$(250,950)	$(100,950)

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2008	2007	2008

Operating Activities

Net income (loss)	$(151,799)	$(99,151)	$(250,950)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	(2,000)	-	(2,000)
Increase (decrease) in accounts payable and accrued expenses	(3,351)	13,351	10,000

Net cash provided (used) by operating activities	(157,150)	(85,800)	(242,950)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	110,000	40,000	150,000
Loans from a shareholder	94,000	46,000	140,000
Net cash provided (used) by financing activities	204,000	86,000	290,000

Increase (decrease) in cash	46,850	200	47,050

Cash at beginning of period	200	-	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$47,050	$200	$47,050

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America. There is no assurance, however, that the Company will achieve its objectives or goals.

Note 2-

GOING CONCERN

The Company incurred net losses of $151,799 for the year ended December 31, 2008, and $99,151 for the period March 26, 2007 (inception) through December 31, 2007. In addition, the Company had a working capital deficiency of $100,950 and a stockholders' deficiency of $100,950 at December 31, 2008. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through December 31, 2008, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3-

CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 4-

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

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high-quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs during the period March 26, 2007 (inception) through December 31, 2007, and the year ended December 31, 2008.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period March 26, 2007 (inception) through December 31, 2007, and the year ended December 31, 2008.

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

The Company has accumulated deficiency in its operation.  Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2007, and for the year ended December 31, 2008.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of FIN 48

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  In accordance with FIN 48, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The partial adoption of FAS No. 157, as allowed by FSP FAS 157-2,  did not have a material impact on the Company’s financial position and results of operations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.”  The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”, which is effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.  The Company did not elect the fair value option for any assets or liabilities that were not previously carried at fair value.  Accordingly, the adoption of SFAS 159 did not have a material impact on the Company’s financial position and results of operations.

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

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The guidance will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company is currently evaluating the impact of adopting SFAS 162 on its financial statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2008	2007

Accrued professional fees	$10,000	$11,000
Accrued transfer fees	-	2,351
Total accounts payable and accrued expenses	$10,000	$13,351

Note 6-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $94,000 for the year ended December 31, 2008.

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