Form 10-Q
period 2009-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2009-05-11
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

X .	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

CHINA NORTHERN MEDICAL DEVICE, INC.

 (Exact name of registrant as specified in Charter)

NEVADA	000-53089	30-0428006
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

180 Hongqi Da Jie, Suite 400

Nangang District, Haerbing City

Heilongjiang Province, China 150090

 (Address of Principal Executive Offices)

(86) 451- 8228-0845

 (Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes   X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer .	Accelerated Filer .
Non-Accelerated Filer .	Smaller Reporting Company X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  X . No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 4, 2009:  3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

March 31, 2009

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At March 31, 2009 and December 31, 2008 and

for the Three Months Ended March 31, 2009 and 2008

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$38,175	$47,050
Prepaid office rent	800	2,000
Total Current Assets	38,975	49,050

Total Assets	$38,975	$49,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	9,465	10,000
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	149,465	150,000

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2009
none issued and outstanding as of December 31, 2008	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of March 31, 2009
3,550,000 shares issued and outstanding as of December 31, 2008	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(260490)	(250950)
Stockholders' deficiency	(110490)	(100950)
Total Liabilities and Stockholders' Deficiency	$38,975	$49,050

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	1,200	1,200	8,800
Office expenses	340	-	5,105
Consultancy Fees	-	-	25,000
Professional fees	8,000	61,271	221,800
Total Operating Expenses	9,540	62,471	260,705

Income (Loss) from Operation	(9,540)	(62,471)	(260,705)

Other Income (Expenses)
Interest Income	-	-	215
Total Other Income (Expenses)	-	-	215

Income (Loss) before Provision for Income Tax	(9,540)	(62,471)	(260,490)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(9,540)	$(62,471)	$(260,490)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.02)	$(0.08)

Weighted average shares outstanding	3,550,000	3,091,667	3,286,458

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS
			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(9,540)	$(62,471)	$(260,490)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	1,200	-	(800)
Increase (decrease) in accounts payable and accrued expenses	(535)	(1,351)	9,465
Net cash provided (used) by operating activities	(8,875)	(63,822)	(251,825)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	110,000	150,000
Loans from a shareholder	-	64,000	140,000
Net cash provided (used) by financing activities	-	174,000	290,000

Increase (decrease) in cash	(8,875)	110,178	38,175

Cash at beginning of period	47,050	200	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$38,175	$110,378	$38,175

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Note 2-

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

Note 3-

GOING CONCERN

The Company incurred net losses of $9,540 for the three months ended March 31, 2009, and $151,799 for the year ended December 31, 2008. In addition, the Company had a working capital deficiency of $110,490 and a stockholders' deficiency of $110,490 at March 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2009, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

Note 4-

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs for the three months ended March 31, 2009 and 2008, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs for the three months ended March 31, 2009 and 2008, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2009 and 2008, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Measurements

The Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), effective January 1, 2008.  The provisions of SFAS 157 are to be applied prospectively.

SFAS 157 clarifies that fair value is an estimate of the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (i.e., the exit price at the measurement date).  Under SFAS 157, fair value measurements are not adjusted for transaction cost.  SFAS 157 provides for use of a fair value hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three levels:

Level 1:

Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:

Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:

Unobservable inputs.  Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2").  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities as required.  The adoption of FAS No. 157 did not have a material impact on the Company’s financial position and results of operations.

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

Adoption of SFAS No. 160 and SFAS 141R

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.  The Company adopted SFAS No. 141 (revised 2007) and SFAS No. 160 on January 1, 2009. There was no material impact on the Company’s financial position and results of operations upon adoption, and their effects on future periods will depend on the nature and significance of business combinations subject to these statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Adoption of SFAS No. 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Hedging Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161, which is effective January 1, 2009, requires enhanced qualitative and quantitative disclosures with respect to derivatives and hedging activities.  The adoption of SFAS No. 161 did not have a material effect on the Company’s financial position and results of operations.

Adoption of FSP FAS 142-3

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited.  The adoption of FSP FAS 142-3 did not have a material effect on the Company’s financial position and results of operations.

Adoption of FSP No. EITF 03-6-1

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively.  The adoption of FSP No. EITF 03-6-1 did not have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

Note 6-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2009	2008
	(unaudited)

Accrued professional fees	$9,465	$10,000
Accrued transfer agency fees	-	-
Total accounts payable and accrued expenses	$9,465	$10,000

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the three months ended March 31, 2009.

Note 8-

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

Note 9-

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Results of Operations for the Quarter ended March 31, 2009 Compared to the Quarter ended March 31, 2008

We have experienced losses since inception.  We generated $0 in revenues from operations during the quarter ended March 31, 2009 and March 31, 2008.  Expenses during the quarter ended March 31, 2009 were $9,540 which consisted of office rent, office expenses and professional fees giving us a net loss of $9,540.  For the same period in 2008, our expenses were $62,471 consisting of office rent and professional fees resulting in a net loss of $62,471.  Our expenses were significantly lower in 2009 due to the decrease in professional fees relating to the filing of a registration statement on Form S1 in 2008.  For the period of March 26, 2007 (inception) through the period ended March 31, 2009, our expenses were $260,705 and consisted on office rent of $8,800, office expenses of $5,105, consultancy fees of $25,000 and professional fees of $221,800 for a loss of $260,705.

Capital Resources and Liquidity

At March 31, 2009, we had $38,175 in available cash on hand which is our only asset at this time.  We had liabilities of $149,465 consisting of $9,465 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the three months ended March 31, 2009.

The Company filed a registration statement on Form S1 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.

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

Going Concern

We incurred net losses of $9,540 for the quarter ended March 31, 2009, and $250,950 for the period March 26, 2007 (inception) through December 31, 2008. In addition, we had a working capital deficiency of $110,490 and a stockholders' deficiency of $110,490 at March 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended March 31, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company will adopt this FSP for its quarter ending June 30, 2009.  The Management does not expect that the adoption of this FSP would have a material effect on the Company’s financial position and results of operations.

Off Balance Sheet Transactions

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.   Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits.

31.1

Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1

Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 11, 2009	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer