Form 10-Q
period 2009-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2009-08-04
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

     ..

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

(86) 451- 8228-0845

(Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  X .. No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer      . Accelerated Filer      . Non-Accelerated Filer      . Smaller Reporting Company  X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  X .No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 4, 2009: 3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

June 30, 2009

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At June 30, 2009 and December 31, 2008 and

for the three and six months ended June 30, 2009 and 2008

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,659	$47,050
Prepaid office rent	-	2,000
Total Current Assets	27,659	49,050

Total Assets	$27,659	$49,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	3,000	10,000
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	143,000	150,000

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2009
none issued and outstanding as of December 31, 2008	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of June 30, 2009
3,550,000 shares issued and outstanding as of December 31, 2008	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(265,341)	(250,950)
Stockholders' deficiency	(115,341)	(100,950)
Total Liabilities and Stockholders' Deficiency	$27,659	$49,050

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(inception) through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	2,400	2,400	10,000
Office expenses	160	443	500	443	5,265
Consultancy Fees	-	-	-	-	25,000
Professional fees	3,493	2,000	11,493	63,271	225,293
Total Operating Expenses	4,853	3,643	14,393	66,114	265,558

Income (Loss) from Operation	(4,853)	(3,643)	(14,393)	(66,114)	(265,558)

Other Income (Expenses)
Interest Income	2	212	2	212	217
Total Other Income (Expenses)	2	212	2	212	217

Income (Loss) before Provision for Income Tax	(4,851)	(3,431)	(14,391)	(65,902)	(265,341)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(4,851)	$(3,431)	$(14,391)	$(65,902)	$(265,341)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)	$(0.08)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,320,833	3,315,741

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Six Months Ended		(inception) through
	June 30,		June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(14,391)	$(65,902)	$(265,341)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	2,000	-	-
(Increase)/Decrease in contract security deposit	-	(100,000)	-
Increase (decrease) in accounts payable and accrued expenses	(7,000)	(6,151)	3,000
Net cash provided (used) by operating activities	(19,391)	(172,053)	(262,341)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	110,000	150,000
Loans from a shareholder	-	64,000	140,000
Net cash provided (used) by financing activities	-	174,000	290,000

Increase (decrease) in cash	(19,391)	1,947	27,659

Cash at beginning of period	47,050	200	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$27,659	$2,147	$27,659

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Note 2-

ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America . There is no assurance, however, that the Company will achieve its objectives or goals.

Note 3-

GOING CONCERN

The Company incurred net losses of $14,391 for the six months ended June 30, 2009, and $151,799 for the year ended December 31, 2008. In addition, the Company had a working capital deficiency of $115,341 and a stockholders' deficiency of $115,341 at June 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2009, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 4, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs". The Company did not incur any advertising costs for the three and six months ended June 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs for the three and six months ended June 30, 2009 and 2008, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three and six months ended June 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (the "Codification"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Management does not expect that the adoption of SFAS No. 168 would have a material effect on the Company’s financial position and results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 167 would have a material effect on the Company’s financial position and results of operations.

In June, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 166 is a revision to FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. FASB No. 166must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 166 would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Company’s financial position and results of operations.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30	December 31
	2009	2008
	(unaudited)	(unaudited)
Accrued professional fees	$3,000	$10,000
Accrued transfer agency fees	-	-
Total accounts payable and accrued expenses	$3,000	$10,000

Note 7-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the six months ended June 30, 2009.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2009 Compared to the Three Months ended June 30, 2008

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2009 and June 30, 2008. Expenses for the three months ended June 30, 2009 were $4,853 which consisted of office rent, office expenses and professional fees giving us a net loss of $4,851. For the same period in 2008, our expenses were $3,643 consisting of office rent and professional fees resulting in a net loss of $3,431. Our expenses were higher for the three months ended June 30, 2009 due to the increase in professional fees.

Results of Operations for the Six Months ended June 30, 2009 Compared to the Six Months ended June 30, 2008

We generated $0 in revenues from operations for the six months ended June 30, 2009 and June 30, 2008. Expenses for the six months ended June 30, 2009 were $14,393 which consisted of office rent, office expenses and professional fees giving us a net loss of $14,391. For the same period in 2008, our expenses were $66,114 consisting of office rent and professional fees resulting in a net loss of $65,902. Our expenses were significantly lower for the six months ended June 30, 2009 due to the decrease in professional fees relating to the filing of a registration statement on Form S-1 in 2008.

For the period of March 26, 2007 (inception) through the period ended June 30, 2009, our expenses were $265,558 and consisted on office rent of $10,000, office expenses of $5,265, consultancy fees of $25,000 and professional fees of $225,293 for a loss of $265,341.

Capital Resources and Liquidity

At June 30, 2009, we had $27,659 in available cash on hand which is our only asset at this time. We had liabilities of $143,000 consisting of $3,000 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the six months ended June 30, 2009.

The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission to register up to 600,000 shares of common stock. The public offering price was $0.20 per share. The registration statement was declared effective on February 8, 2008. The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.

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

Going Concern

We incurred net losses of $4,851 for the three months ended June 30, 2009, $14,391 for the six months ended June 30, 2009, and $250,950 for the period March 26, 2007 (inception) through December 31, 2008. In addition, we had a working capital deficiency of $115,341 and a stockholders' deficiency of $115,341 at June 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended June 30, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification” (the "Codification"). The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Management does not expect that the adoption of SFAS No. 168 would have a material effect on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)." SFAS No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"); requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under SFAS No. 167, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 167 would have a material effect on the Company’s financial position and results of operations.

In June, 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets". SFAS No. 166 is a revision to FASB SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets and requires additional disclosures. FASB No. 166must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of SFAS No. 166 would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 had no material impact on the Company’s financial position and results of operations.

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

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these statements did not have a material effect on the Company’s financial position and results of operations.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 4, 2009	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer