Form 10-Q
period 2009-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2009-11-06
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 6, 2009: 3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

September 30, 2009

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

( A Development Stage Company)

FINANCIAL STATEMENTS

At September 30, 2009 and December 31, 2008 and

for the three and nine months ended September 30, 2009 and 2008

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,479	$47,050
Prepaid office rent	-	2,000
Total Current Assets	25,479	49,050

Total Assets	$25,479	$49,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	5,200	10,000
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	145,200	150,000

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2009
none issued and outstanding as of December 31, 2008	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of September 30, 2009
3,550,000 shares issued and outstanding as of December 31, 2008	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(269,721)	(250,950)
Stockholders' deficiency	(119,721)	(100,950)
Total Liabilities and Stockholders' Deficiency	$25,479	$49,050

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	3,600	3,600	11,200
Office expenses	180	30	680	473	5,445
Consultancy Fees	-	-	-	-	25,000
Professional fees	3,000	48,000	14,493	111,271	228,293
Total Operating Expenses	4,380	49,230	18,773	115,344	269,938

Income (Loss) from Operation	(4,380)	(49,230)	(18,773)	(115,344)	(269,938)

Other Income (Expenses)
Interest Income	-	-	2	212	217
Total Other Income (Expenses)	-	-	2	212	217

Income (Loss) before Provision for Income Tax	(4,380)	(49,230)	(18,771)	(115,132)	(269,721)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(4,380)	$(49,230)	$(18,771)	$(115,132)	$(269,721)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)	$(0.08)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,397,222	3,339,167

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Nine Months Ended		(inception) through
	September 30,		September 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(18,771)	$(115,132)	$(269,721)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	2,000	-	-
Increase (decrease) in accounts payable and accrued expenses	(4,800)	3,049	5,200
Net cash provided (used) by operating activities	(21,571)	(112,083)	(264,521)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	110,000	150,000
Loans from a shareholder	-	64,000	140,000
Net cash provided (used) by financing activities	-	174,000	290,000

Increase (decrease) in cash	(21,571)	61,917	25,479

Cash at beginning of period	47,050	200	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$25,479	$62,117	$25,479

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2008.

Note 2-ORGANIZATION AND BUSINESS BACKGROUND

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

Note 3-GOING CONCERN

The Company incurred net losses of $18,771 for the nine months ended September 30, 2009, and $151,799 for the year ended December 31, 2008. In addition, the Company had a working capital deficiency of $119,721 and a stockholders' deficiency of $119,721 at September 30, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 30, 2009, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

Note 4-CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

Note 5-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on November 6, 2009. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses. The Company did not incur any advertising costs for the three and nine months ended September 30, 2009 and 2008, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs for the three and nine months ended September 30, 2009 and 2008, respectively.

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

Income Taxes

The Company accounts income tax using the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficiency in its operation. Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

The Company accounts for income taxes in interim periods in accordance with FASB guidance. The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the new FASB guidance, the Company performed a self-assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three and nine months ended September 30, 2009 and 2008, respectively.

Comprehensive Income

FASB guidance establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

 CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Reporting

FASB guidance establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment.

Fair Value of Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of this new guidance would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination. The Company adopted this new guidance on January 1, 2009. There was no significant impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued new guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this new guidance on January 1, 2009. There was no material impact on the Company’s financial position and results of operations upon adoption, and their effects on future periods will depend on the nature and significance of business combinations subject to these statements.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change in our accounting policy effective January 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be accounted for as a component of equity separate from the parent's equity, rather than as a liability. The new guidance is being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued new accounting guidance that defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to those arrangements. This new accounting guidance was effective for our Company on January 1, 2009, and its adoption did not have a significant impact on our financial statements.

In September 2006, the FASB issued new accounting guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities did not have a significant impact on our financial statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,	December 31,
	2009	2008
	(unaudited)

Accrued professional fees	$5,200	$10,000
Accrued transfer agency fees	-	-
Total accounts payable and accrued expenses	$5,200	$10,000

Note 7-LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the nine months ended September 30, 2009.

Note 8-CAPITAL STOCK

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

Note 9-COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2009 Compared to the Three Months ended September 30, 2008

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended September 30, 2009 and September 30, 2008. Expenses for the three months ended September 30, 2009 were $4,380 which consisted of office rent, office expenses and professional fees giving us a net loss of $4,380. For the same period in 2008, our expenses were $49,230 consisting of office rent and professional fees resulting in a net loss of $49,230. Our expenses were significantly lower for the Three Months ended September 30, 2009 due to the decrease in professional fees relating to the filing of a registration statement on Form S-1 in 2008.

Results of Operations for the Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

We generated $0 in revenues from operations for the Nine Months ended September 30, 2009 and September 30, 2008. Expenses for the Nine Months ended September 30, 2009 were $18,773 which consisted of office rent, office expenses and professional fees giving us a net loss of $18,771. For the same period in 2008, our expenses were $115,344 consisting of office rent and professional fees resulting in a net loss of $115,344. Our expenses were significantly lower for the Nine Months ended September 30, 2009 due to the decrease in professional fees relating to the filing of a registration statement on Form S-1 in 2008.

For the period of March 26, 2007 (inception) through the period ended September 30, 2009, our expenses were $265,558 and consisted on office rent of $11,200, office expenses of $5,445, consultancy fees of $25,000 and professional fees of $228,293 for a loss of $269,938.

Capital Resources and Liquidity

At September 30, 2009, we had $25,479 in available cash on hand which is our only asset at this time. We had liabilities of $145,200 consisting of $5,200 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008, and $0 for the Nine Months ended September 30, 2009.

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

Going Concern

We incurred net losses of $4,380 for the three months ended September 30, 2009, $18,771 for the Nine Months ended September 30, 2009, and $269,721 for the period March 26, 2007 (inception) through September 30, 2009. In addition, we had a working capital deficiency of $119,721 and a stockholders' deficiency of $119,721 at September 30, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended September 30, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") amended its guidance on accounting for variable interest entities ("VIE"). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Management does not expect that the adoption of this new guidance would have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our financial statements.

In April 2009, the FASB issued new guidance regarding accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance amends and clarifies the accounting, measurement and recognition provisions and the related disclosures arising from contingencies in a business combination. The Company adopted this new guidance on January 1, 2009. There was no significant impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this guidance.

In April 2009, the FASB issued new guidance regarding determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This new guidance provides additional guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased when compared with normal market activity for the asset or liability. If there is a significant decrease in the volume and activity for the asset or liability, transactions or quoted prices may not be determinative of fair value in an orderly transaction and further analysis and adjustment of the transactions or quoted prices may be necessary. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued new guidance regarding recognition and presentation of other-than-temporary impairments. This new guidance amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. This new guidance was applied prospectively and was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November 6, 2009	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer