Form 10-K
period 2009-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2010-03-31
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X  .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. Do not check if a smaller reporting company).	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  X . No      .

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of March 26, 2010, the registrant had 3,550,000 shares of its common stock outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under symbol CNMV.OB. There is, however, no active public trading market for our common stock.

Holders

As of March 26, 2010 in accordance with our transfer agent records, we had 41 shareholders of record holding 3,550,000 shares of our common stock.

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

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

We have experienced losses since inception. We generated $0 in revenues from operations during the year ended December 31, 2009 and December 31, 2008. Expenses during the year ended December 31, 2009 were $32,343 which consisted of office rent and professional fees giving us a net loss of $32,340. For the same period in 2008, our expenses were $152,014 consisting of office rent and professional fees resulting in a net loss of $151,799. Our expenses were significantly lower in 2009 due to the decrease of professional fees. For the period of March 26, 2007 (inception) through the period ended December 31, 2009, our expenses were $283,508 and consisted on office rent of $12,400, office expenses of $5,505, consultancy fees of $25,000 and professional fees of $240,603 for a loss of $283,508.

Capital Resources and Liquidity

At December 31, 2009, we had $19,170 in available cash on hand which is our only asset at this time. We had liabilities of $152,460 consisting of $12,460 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

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

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand. Total borrowing from Mr. Wu was $0and $94,000 for the year ended December 31, 2009 and 2008, respectively, with a current outstanding loan of $140,000.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock. The public offering price was $0.20 per share. The registration statement was declared effective on February 8, 2008. The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock. As of December 31, 2009, we have expended approximately $75,000 of the proceeds on professional fees.

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

Going Concern

We incurred net losses of $32,340 for the year ended December 31, 2009, and $283,290 for the period March 26, 2007 (inception) through December 31, 2009. In addition, we had a working capital deficiency of $133,290 and a stockholders' deficiency of $133,290 at December 31, 2009. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2009. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendorspecific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and nonsoftware components function together to deliver the product ’ s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance on accounting for variable interest entities (“VIE”). Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and nonrecognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no impact on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At December 31, 2009 and 2008 and

for the years ended December 31, 2009 and 2008

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868

EMAIL:KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Northern Medical Device, Inc.

(A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. ( a development stage company) as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2009, and the period March 26, 2007 (inception) though December 31, 2009. China Northern Medical Device, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. ( a development stage company) as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, and the period March 26, 2007 (inception) though December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended December 31, 2009, and as of December 31, 2009, has a working capital deficiency and a shareholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

March 26, 2010

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$19,170	$47,050
Prepaid office rent	-	2,000
Total Current Assets	19,170	49,050

Total Assets	$19,170	$49,050

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$12,460	$10,000
Loan from a shareholder (Note 6)	140,000	140,000
Total Current Liabilities	152,460	150,000

Commitments and Contingencies (Note 8)	-	-

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
December 31, 2009 and 2008	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(283,290)	(250,950)
Stockholders' deficiency	(133,290)	(100,950)
Total Liabilities and Stockholders' Deficiency	$19,170	$49,050

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2009	2008	2009

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	4,800	4,800	12,400
Office expenses	740	2,414	5,505
Consultancy Fees	-	-	25,000
Professional fees	26,803	144,800	240,603
Total Operating Expenses	32,343	152,014	283,508

Income (Loss) from Operation	(32,343)	(152,014)	(283,508)

Other Income (Expenses)
Interest Income	3	215	218
Total Other Income (Expenses)	3	215	218

Income (Loss) before Provision for Income Tax	(32,340)	(151,799)	(283,290)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(32,340)	$(151,799)	$(283,290)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.04)	$(0.08)

Weighted average shares outstanding	3,550,000	3,435,417	3,358,333

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH December 31, 2008

(UNAUDITED)

				Retained
	Common Stock		Additional	Earnings
	No Par Value		Paid-in	(Accumulated)
	Shares	Amount	Capital	(Deficit)	Totals

Balances at the date of inception on March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)

Balances at December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(151,799)	(151,799)

Balances at December 31, 2008	3,550,000	$355	$149,645	$(250,950)	$(100,950)

Net income (loss)	-	-	-	(32,340)	(32,340)

Balances at December 31, 2009	3,550,000	$355	$149,645	$(283,290)	$(133,290)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2009	2008	2009

Operating Activities

Net income (loss)	$(32,340)	$(151,799)	$(283,290)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	2,000	(2,000)	-
Increase (decrease) in accounts payable and accrued expenses	2,460	(3,351)	12,460

Net cash provided (used) by operating activities	(27,880)	(157,150)	(270,830)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	110,000	150,000
Loans from a shareholder	-	94,000	140,000
Net cash provided (used) by financing activities	-	204,000	290,000

Increase (decrease) in cash	(27,880)	46,850	19,170

Cash at beginning of period	47,050	200	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$19,170	$47,050	$19,170

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in the Accounting Standards Codification ("ASC") 915. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America . There is no assurance, however, that the Company will achieve its objectives or goals.

Note 2-GOING CONCERN

The Company incurred net losses of $32,340 and $151,799 for the year ended December 31, 2009 and 2008, respectively, and $283,290 for the period March 26, 2007 (inception) through December 31, 2009. In addition, the Company had a working capital deficiency of $133,290 and a stockholders' deficiency of $133,290 at December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through December 31, 2009, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

Note 3-CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Annual Report on Form 10 on March 26, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses. Advertising costs were immaterial for the period March 26, 2007 (inception) through December 31, 2009.

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immerterial for the period March 26, 2007 (inception) through December 31, 2009.

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

The Company accounts for income tax in accordance with FASB ASC 740-10-25, which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has accumulated deficiency in its operation. Because there is no certainty that we will realize taxable income in the future, we did no record any deferred tax benefit as a result of these losses.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB guidance, which requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2009.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. We are currently evaluating the impact of this standard on our financial position and results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2009	2008

Accrued professional fees	$10,000	$10,000
Accrued office rent	2,400	-
Accrued transfer fees	60	-
Total accounts payable and accrued expenses	$12,460	$10,000

Note 6-LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $46,000 for the period March 26, 2007 (inception) through December 31, 2007, and $94,000 for the year ended December 31, 2008. The Company did not borrow any money from Mr.Wu in the year ended December 31, 2009.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his age as of March 26, 2010 are as follows:

NAME	AGE	POSITION
Jinzhao Wu	42	Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer and Director

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 11. EXECUTIVE COMPENSATION

 The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jinzhao Wu, Chief Executive Officer, President,	2009	$0	0	0	0	0	0	0	$0
Secretary, Treasurer and Director	2008	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 26, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 26, 2010 by the executive officer named in the Summary Compensation Table.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 26, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Mr. Wu, our sole officer and director has made loans to the Company to finance operations. These loans are unsecured, non-interest bearing and have no fixed terms of repayment and are deemed payable on demand. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2008. The Company did not borrow money from Mr. Wu in the year ended December 31, 2009.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $16,000 and $16,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Dated: March 31, 2010

By /s/ Jinzhao Wu

Jinzhao Wu

President,

Chief Executive Officer,

Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinzhao Wu	President,	March 31, 2010
Jinzhao Wu	Chief Executive Officer, Principal Accounting Officer