Form 10-Q
period 2010-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2010-05-07
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 3, 2010: 3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

March 31, 2010

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

FINANCIAL STATEMENTS

At March 31, 2010 and December 31, 2009 and

for the Three Months Ended March 31, 2010 and 2009

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,683	$19,170
Prepaid office rent
Total Current Assets	7,683	19,170

Total Assets	$7,683	$19,170

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	9,920	12,460
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	149,920	152,460

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2010
none issued and outstanding as of December 31, 2009	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of March 31, 2010
3,550,000 shares issued and outstanding as of December 31, 2009	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(292,237)	(283,290)
Stockholders' deficiency	(142,237)	(133,290)
Total Liabilities and Stockholders' Deficiency	$7,683	$19,170

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	1,200	1,200	13,600
Office expenses	747	340	6,252
Consultancy Fees	-	-	25,000
Professional fees	7,000	8,000	247,603
Total Operating Expenses	8,947	9,540	292,455

Income (Loss) from Operation	(8,947)	(9,540)	(292,455)

Other Income (Expenses)
Interest Income	-	-	218
Total Other Income (Expenses)	-	-	218

Income (Loss) before Provision for Income Tax	(8,947)	(9,540)	(292,237)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(8,947)	$(9,540)	$(292,237)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.09)

Weighted average shares outstanding	3,550,000	3,550,000	3,374,306

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(8,947)	$(9,540)	$(292,237)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	1,200	-
Increase (decrease) in accounts payable and accrued expenses	(2,540)	(535)	9,920
Net cash provided (used) by operating activities	(11,487)	(8,875)	(282,317)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	-	-	140,000
Net cash provided (used) by financing activities	-	-	290,000

Increase (decrease) in cash	(11,487)	(8,875)	7,683

Cash at beginning of period	19,170	47,050	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$7,683	$38,175	$7,683

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009.

Note 2-

ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in the Accounting Standards Codification ("ASC") 915, "Development Stage Entities", issued by the Financial Accounting Standards Board ("FASB") . The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America. There is no assurance, however, that the Company will achieve its objectives or goals.

Note 3-

GOING CONCERN

The Company incurred net losses of $8,947 for the three months ended March 31, 2010, and $32,340 for the year ended December 31, 2009. In addition, the Company had a working capital deficiency of $142,237 and a stockholders' deficiency of $142,237 at March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2010, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on May 7, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses. Advertising costs were immaterial for the three months ended March 31, 2010 and 2009, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immaterial for the three months ended March 31, 2010 and 2009, respectively.

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

Income Taxes

The Company accounts for income tax in accordance with FASB ASC 740, "Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2010 and 2009, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

FASB ASC 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment.

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

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2010	2009
	(unaudited)
Accrued professional fees	$6,000	$10,000
Accrued office rent	3,600	2,400
Accrued transfer agency fees	320	60
Total accounts payable and accrued expenses	$9,920	$12,460

Note 7-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three months ended March 31, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2010 Compared to the Three Months ended March 31, 2009

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2010 and March 31, 2009. Expenses for the three months ended March 31, 2010 were $8,947 which consisted of office rent, office expenses and professional fees giving us a net loss of $8,947. For the same period in 2009, our expenses were $9,540 consisting of office rent and professional fees resulting in a net loss of $9,540. Our expenses were significantly lower for the three Months ended March 31, 2010 due to the decrease in professional fees relating to the filing of a registration statement on Form S-1.

Capital Resources and Liquidity

At March 31, 2010, we had $7,683 in available cash on hand which is our only asset at this time. We had liabilities of $149,920 consisting of $9,920 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three Months ended March 31, 2010.

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

Going Concern

We incurred net losses of $8,947 for the three months ended March 31, 2010 and $292.237 for the period March 26, 2007 (inception) through March 31, 2010. In addition, we had a working capital deficiency of $142,237 and a stockholders' deficiency of $142,237at March 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended March 31, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements.

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

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 7, 2010	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer