Form 10-Q
period 2010-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2010-08-23
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X  .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of August 12, 2010: 3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

June 30, 2010

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

FINANCIAL STATEMENTS

At June 30, 2010 and December 31, 2009 and
for the Six Months Ended June 30, 2010 and 2009

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

INDEX

PAGE

BALANCE SHEETS	5

STATEMENT OF OPERATIONS	6

STATEMENT OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8-15

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$269	$19,170
Total Current Assets	269	19,170

Total Assets	$269	$19,170

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	6,800	12,460
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	146,800	152,460

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2010
none issued and outstanding as of December 31, 2009	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of June 30, 2010
3,550,000 shares issued and outstanding as of December 31, 2009	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(296,531)	(283,290)
Stockholders' deficiency	(146,531)	(133,290)
Total Liabilities and Stockholders' Deficiency	$269	$19,170

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(inception) through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	2,400	2,400	14,800
Office expenses	94	160	841	500	6,346
Consultancy Fees	-	-	-	-	25,000
Professional fees	3,000	3,493	10,000	11,493	250,603
Total Operating Expenses	4,294	4,853	13,241	14,393	296,749

Income (Loss) from Operation	(4,294)	(4,853)	(13,241)	(14,393)	(296,749)

Other Income (Expenses)
Interest Income	-	2	-	2	218
Total Other Income (Expenses)	-	2	-	2	218

Income (Loss) before Provision for Income Tax	(4,294)	(4,851)	(13,241)	(14,391)	(296,531)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(4,294)	$(4,851)	$(13,241)	$(14,391)	$(296,531)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.09)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,387,821

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Six Months Ended		(inception) through
	June 30,		June 30,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(13,241)	$(14,391)	$(296,531)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	2,000	-
Increase (decrease) in accounts payable and accrued expenses	(5,660)	(7,000)	6,800
Net cash provided (used) by operating activities	(18,901)	(19,391)	(289,731)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	-	-	140,000
Net cash provided (used) by financing activities	-	-	290,000

Increase (decrease) in cash	(18,901)	(19,391)	269

Cash at beginning of period	19,170	47,050	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$269	$27,659	$269

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009.

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

Note 3 - GOING CONCERN

The Company incurred net losses of $13,241 for the six months ended June 30, 2010, and $32,340 for the year ended December 31, 2009. In addition, the Company had a working capital deficiency of $146,531 and a stockholders' deficiency of $146,531 at  June 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2010, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 -CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

Subsequent Events

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on August 23, 2010. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

Advertising costs will be expensed as incurred and included as part of selling and marketing expenses in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-7, "Reporting for Adverting Costs".  The Company did not incur any advertising costs for the three and six months ended June 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immaterial for the three and six months ended June 30, 2010 and 2009, respectively.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three and six months ended June 30, 2010 and 2009, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and the Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2010	2009
	(unaudited)

Accrued professional fees	$2,000	$10,000
Accrued office rent	4,800	2,400
Accrued transfer agency fees	-	60
Total accounts payable and accrued expenses	$6,800	$12,460

Note 7 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three and six months ended June 30, 2010.

Note 8 - CAPITAL STOCK

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

Note 9 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2010 Compared to the Three months ended June 30, 2009

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2010 and June 30, 2009. Expenses for the three months ended June 30, 2010 were $4,294 which consisted of office rent, office expenses and professional fees giving us a net loss of $4,294. For the same period in 2009, our expenses were $4,853 consisting of office rent and professional fees resulting in a net loss of $4,851.

Results of Operations for the Six months ended June 30, 2010 Compared to the Six months ended June 30, 2009

We have experienced losses since inception. We generated $0 in revenues from operations for the six months ended June 30, 2010 and June 30, 2009. Expenses for the six months ended June 30, 2010 were $13,241 which consisted of office rent, office expenses and professional fees giving us a net loss of $13,241. For the same period in 2009, our expenses were $14,393 consisting of office rent and professional fees resulting in a net loss of $14,391.

Capital Resources and Liquidity

At June 30, 2010, we had $269 in available cash on hand which is our only asset at this time. We had liabilities of $146,800 consisting of $6,800 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three and six months ended June 30, 2010.

Going Concern

We incurred net losses of $13,241 for the six months ended June 30, 2010 and $296,531 for the period March 26, 2007 (inception) through June 30, 2010. In addition, we had a working capital deficiency of $146,531 and a stockholders' deficiency of $146,531 at June 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended June 30, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes will be effective January 1, 2011 and the Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new accounting guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, and is being applied prospectively. This change in accounting policy had no material impact on our financial statements.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 23, 2010	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer