Form 10-Q
period 2010-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2010-11-15
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 15, 2010: 3,550,000 shares of Common Stock.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

September 30, 2010

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

( A Development Stage Company)

FINANCIAL STATEMENTS

At September 30, 2010 and December 31, 2009 and

for the Three and Nine Months Ended September 30, 2010 and 2009

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

INDEX

PAGE

BALANCE SHEETS	5

STATEMENT OF OPERATIONS	6

STATEMENT OF CASH FLOWS	7

NOTES TO FINANCIAL STATEMENTS	8-15

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$190	$19,170
Total Current Assets	190	19,170

Total Assets	$190	$19,170

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	11,380	12,460
Loan from a shareholder (Note 7)	$140,000	$140,000
Total Current Liabilities	151,380	152,460

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2010
none issued and outstanding as of December 31, 2009	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of September 30, 2010
3,550,000 shares issued and outstanding as of December 31, 2009	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(301,190)	(283,290)
Stockholders' deficiency	(151,190)	(133,290)
Total Liabilities and Stockholders' Deficiency	$190	$19,170

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	3,600	3,600	16,000
Office expenses	460	180	1,301	680	6,806
Consultancy Fees	-	-	-	-	25,000
Professional fees	3,000	3,000	13,000	14,493	253,603
Total Operating Expenses	4,660	4,380	17,901	18,773	301,409

Income (Loss) from Operation	(4,660)	(4,380)	(17,901)	(18,773)	(301,409)

Other Income (Expenses)
Interest Income	1	-	1	2	219
Total Other Income (Expenses)	1	-	1	2	219

Income (Loss) before Provision for Income Tax	(4,659)	(4,380)	(17,900)	(18,771)	(301,190)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(4,659)	$(4,380)	$(17,900)	$(18,771)	$(301,190)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)	$(0.09)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,399,405

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Nine Months Ended		(inception) through
	September 30,		September 30,
	2010	2009	2010
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(17,900)	$(18,771)	$(301,190)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	2,000	-
Increase (decrease) in accounts payable and accrued expenses	(1,080)	(4,800)	11,380
Net cash provided (used) by operating activities	(18,980)	(21,571)	(289,810)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	-	-	140,000
Net cash provided (used) by financing activities	-	-	290,000

Increase (decrease) in cash	(18,980)	(21,571)	190

Cash at beginning of period	19,170	47,050	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$190	$25,479	$190

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2009.

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

Note 3-

GOING CONCERN

The Company incurred net losses of $17,900 for the nine months ended September 30, 2010, and $32,340 for the year ended December 31, 2009. In addition, the Company had a working capital deficiency of $151,190 and a stockholders' deficiency of $151,190 at  September 30, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 30, 2010, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Subsequent Events

The Company evaluated subsequent events through the date of the issuance of these financial statements. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the three and nine months ended September 30, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immaterial for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three and nine months ended September 30, 2010 and 2009, respectively.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The Management does not expect these changes will have a material impact on  the Company’s financial position and results of operations as this guidance only relates to additional disclosures.

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

In June 2009, the FASB amended its guidance on accounting for variable interest entities ("VIE").  Among other things, the new guidance requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE; requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE; enhances disclosures about an enterprise's involvement with a VIE; and amends certain guidance for determining whether an entity is a VIE. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.   This new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period.  Earlier application is prohibited. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September	December 31,
	2010	2009
	(unaudited)

Accrued professional fees	$5,000	$10,000
Accrued office rent	6,000	2,400
Accrued transfer agency fees	380	60
Total accounts payable and accrued expenses	$11,380	$12,460

Note 7-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three and nine months ended September 30, 2010.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2010 Compared to the Three months ended September 30, 2009

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended September 30, 2010 and September 30, 2009. Expenses for the three months ended September 30, 2010 were $4,660 which consisted of office rent, office expenses and professional fees giving us a net loss of $4,660. For the same period in 2009, our expenses were $4,380 consisting of office rent and professional fees resulting in a net loss of $4,380.

Results of Operations for the Nine months ended September 30, 2010 Compared to the Nine months ended September 30, 2009

We have experienced losses since inception. We generated $0 in revenues from operations for the nine months ended September 30, 2010 and September 30, 2009. Expenses for the nine months ended September 30, 2010 were $17,901 which consisted of office rent, office expenses and professional fees giving us a net loss of $17,900. For the same period in 2009, our expenses were $18,773 consisting of office rent and professional fees resulting in a net loss of $18,773.

Capital Resources and Liquidity

At September 30, 2010, we had $190 in available cash on hand which is our only asset at this time. We had liabilities of $151,380 consisting of $11,380 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $140,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $0 for the three and nine months ended September 30, 2010.

Going Concern

We incurred net losses of $17,900 for the nine months ended September 30, 2010 and $301,190 for the period March 26, 2007 (inception) through September 30, 2010. In addition, we had a working capital deficiency of $149,645 and a stockholders' deficiency of $151,190 at September 30, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended September 30, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued amendments to the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses. The purpose of the additional disclosures is to enable users of financial statements to better understand the nature of credit risk inherent in an entity’s portfolio of financing receivables and how that risk is analyzed. For end of period balances, the new disclosures are required to be made in all interim and annual periods ending on or after December 15, 2010. For activity during a reporting period, the disclosures are required to be made in all interim and annual periods after January 1, 2011. The Management does not expect these changes will have a material impact on the Company’s financial position and results of operations as this guidance only relates to additional disclosures.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November 15, 2010	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer