Form 10-K
period 2010-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2011-03-31
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

   X  . ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.  000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Exact name of issuer as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 DAXIN JIE, DAOWAI DISTRICT HAERBING CITY, HEILONGJIANG PROVINCE CHINA	150020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 451- 8228-0845

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None

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

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.     X  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   X  . No      .

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no active public trading market for our common stock.

As of March 31, 2011, the registrant had 3,550,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

Item 1. Description of Business.

We were incorporated as a Nevada corporation on March 26, 2007. Our activities have been limited to developing and writing our business plan.  Management has primarily focused on preparation of this offering document along with contacting various entities and people in furtherance of our business plan.

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

During our research, we noticed that there are many enterprises in China that manufacture medical or healthcare devices.  Although we believe these products incorporate current and cutting edge technology and the curative effect is good, most enterprises fail to successfully expand and market their products.  We believe the reasons for their failure to gain market share is a lack of advanced marketing skills and deficient or limited advertising.  Our internal research indicates that current enterprises limit their advertising to TV or newspapers and do not provide detail and information on features of the products.  Further, we noted a need for brand imaging.  Our research also indicated most enterprises do not expend sufficient resources on marketing.  Our statistics show the ratio between expenditure on sale and revenue in major business is less than average level of all China and much less than Shanghai, Zhejiang, Guangdong and other developed regions of China.  Finally, our research indicates these enterprises are dependent on a single outlet for their products which is typically a sales agent or dealer with limited capital for promoting the products.

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

Potential Acquisitions

At some point in the future, once operations have commenced and the company is positioned favorably, we may consider acquiring a business or businesses that complement our business model.  Our criteria for any acquisition include the following:

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

We believe there are currently three traditional sales models of medical devices in Northern China.  The first model is that the manufacturer establishes its own sales distribution networks; the second model is distributing products through newspapers and TV advertisements and direct sales via TV; and the third model is making sales through dealers and agents to promote and sell products.  We believe there are few professional sales and marketing organizations existing in northern China and providing sales through the online e-commerce business model to sell medical devices, i.e., portable medical devices designed for home treatments covering the northern areas of China. There are some companies engaging in the health-care related products with the online e-commerce business model in northern China.  It is possible that competitors with the same or similar business model as ours will emerge on the development of the potential target market.

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

Registration and labeling requirements

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

The FFD&C Act defines "label" as: a “[D]isplay of written, printed, or graphic matter upon the immediate container of any article…” The FFD&C Act defines "labeling" as: "[A]ll labels and other written, printed, or graphic matter upon any article or any of its containers or wrappers, or accompanying such article."

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

The FDA MedWatch program integrates onto a single reporting form, all of the adverse event and product problem reporting information required by the various FDA regulations. The program has both voluntary and mandatory components. The voluntary component encourages health care professionals to report serious adverse events and product problems involving devices, drugs, biologics, special nutritional products and other products directly to the FDA. The mandatory component covers the adverse event and product problem reporting requirements currently in place for manufacturers of drugs, biologics and medical device manufacturers, distributors and user facilities.

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

Chinese Regulations

Overview of Chinese regulations

Medical devices and related sales are regulated by the State Food and Drug Administration (“SFDA”) in China. The SFDA is the Chinese equivalent of the US Food and Drug Administration (FDA). The General Administration of Quality, Supervision, Inspection and Quarantine (AQSIQ) is another Chinese agency that regulates imported medical devices. AQSIQ conducts mandatory safety registration, certification and inspection for certain devices. Companies that import medical devices into China must register their device with the SFDA. The Chinese regulating agents have promulgated several regulations requiring strict quality inspections systems on the domestic medical device industry; strict inspection and quality control of imported medical devices and apparatus, including the Regulations for the Supervision and Administration of Medical Devices enacted by the State Council in China, and the several regulations enacted by the SFDA (i.e. Administration Rules on the Classification of Medical Device, Measures on Administration of Medical Device Registration, Administration Rules on New Medical Device Approval (Interim), Measures on Administration of the license for Medical Devices Enterprise, Administration Rules on Quality Inspection System of Medical Device Industry, Product Classification Catalog of Medical Devices, Provision on the Registration and Inspection of Imported Medical Device and Apparatus, Provision of Implementation on the Inspection of Quality System of the Oversea Medical Device Manufacturing Enterprises, Administration Rules on Clinical Trial of Medical device, Administration Rules on instruction, label and package of Medical Device and Administration Rules Medical Device Product Specification Standardization (Interim), etc.), The local authority has power publish relevant laws and regulation which is not in conflict with state level laws.

Chinese medical devices classification information

Chinese authorities place all medical devices into several regulatory classes under special guidance to assure the safety of the device.

According to their respective structural characteristics, medical devices are divided into two categories: active and passive devices:

•

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

•

Active devices in terms of their form of operation can be classified as device for treatment through energy, diagnostic monitoring, body fluids transportation and ionized radiation, laboratory instruments and medical sterilizer; as well as other active contacting device or active supplementary device.

Medical devices may be also divided into two categories: contacting / inserted devices and non-contacting devices based on their conditions for use, which include the possible injuries they might entail as well as their impact on the medical treatment. The contacting / inserted devices have the following features:

•

Term of use: temporary use, short - term use, long-term use;

•

Particular parts of the human body being contacted: skin, cavity and tract; trauma or body tissue; blood circulation system or central nervous system;

•

The degree of injuries caused by malfunction of active devices: minor injuries, injuries, serious injuries.

Based on the treatment impacts, medical devices are divided into three categories: no general impact, indirect impact, substantial impact.

Moreover, the medical devices are categorized into three classes, each with specific regulatory requirements. The classes are as follows:

•

Class I: Low risk devices, regulated by provincial governments

•

Class II: Modest risk devices, regulated by provincial governments

•

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

1.

The SFDA registration form;

2.

The legal production qualifications (e.g., US FDA registration);

3.

The business license of the Registration Agent (the authorized agent by the manufacture of the medical device to apply for the registration in China) (the Registration Agent must be located in China with a valid license and a letter of permission from the manufacturer);

4.

Approvals from local government authorities of country of origin (i.e. Certificate to Foreign Government as well as 510(k), pre-market approval (PMA) application for US-made devices issued by FDA or Free Sale Certificate);

5.

The product standards (ISO, CE, AAMI, etc.) including an authorization letter to the Registration Agent to translate and reformat the product standard according to Chinese regulations;

6.

The operation manual (product instructions);

7.

The test reports issued by the SFDA-certified test centers (only required for Class II and III products that have not received ISO9000 certification);

8.

The clinical trial report (only required for certain types of devices; manufacturer may submit clinical trial data that was submitted in the country of origin);

9.

The quality guaranty letter (guaranteeing that the product being registered and sold in China is identical to the product approved in the country of origin);

10.

An authorization letter to the Registration Agent, who are responsible for reporting adverse events accrued in China (including an authorization letter from the manufacturer and a promise letter from the Registration Agent with the Registration Agent's qualification related documents);

11.

Customer service authorization (including an authorization letter from the manufacturer, a promise letter from the Customer Service Agent in China with its qualification related documents); and

12.

A self-guaranty declaration (to vouch for truthfulness of submitted documents).

Previously, all documents executed in the US had to first be authenticated by the Chinese Embassy or a Chinese Consulate before they were eligible for use in China. As of March 22, 2005, authentication by the Chinese Embassy or the Consulate is no longer required. Additionally, the notarized copies of government certificates, i.e. Number (4) above, will be accepted by the SFDA.

Chinese medical devices registration procedures

On August 9, 2004 the SFDA issued new regulations for the registration of medical devices in China. These new regulations have simplified the application and registration process of medical devices. Additionally, the Medical Device Clinical Trial Regulation, effective April, 2004, has laid out more detailed requirements for clinical protocol, clinical hospitals and clinical reports in China.

Previously, a company prepared an application (with all required documents) and then applied to the SFDA for a specification validation (for approval of the specifications of the device to be imported). Once the specification validation was reviewed and approved, the company was then required to send samples to a testing center. A company would then file its application, with the approved specifications and the official testing reports, to the SFDA. The SFDA would review the technical documents and decide whether to issue the medical device approval.

The 2004 regulations have combined the filing preparation and specification application into one step. Companies no longer need to apply to the SFDA for specification validation. Instead, they may use their own specifications as a basis for a testing agency to provide testing. The company then includes these test results in its completed application and submits it to the SFDA. The SFDA sends this application to the Medical Device Evaluation Center (MDEC) to review the specifications, the application, the government certificate and the clinical reports, if needed. The MDEC sends their conclusion to the SFDA and if everything is acceptable, the SFDA will issue the medical device approval license. While these new regulations have somewhat streamlined the process, they have not significantly altered the timeframe for medical device registration in China.

However, there are now several situations that can lengthen the new registration process. First, if the MDEC requires a supplement documents, companies must complete the supplement and re-submit it to the SFDA within 60 working days. Second, since the specification validation is not required before testing, the testing is completed based on the company's specifications. It is possible that the MDEC may request the company to revise its specifications and re-test, adding additional time and money to the registration process.

Chinese modifications on the registered medical devices

Medical device registration is valid for four (4) years. In order to change manufacturing locations or add a new manufacturing location, a new product registration must be submitted. To change the basic information, such as the manufacturer's name, medical device name, or name of the manufacturing location, etc., an amendment to the medical device registration shall be submitted. Requests for renewal of medical device registration must be made six (6) months before the initial registration expires. Along with renewal forms, a copy of the original registration must be submitted. Medical device quality follow-up reports must also be submitted.

The following are required documents for such modification:

•

The document requirement for the change of manufacturer name:

a)

The original Registration Certificate for medical device;

b)

New legal qualification certification (i.e. notarized Business License);

c)

The original new product standards (if the main content has been changed in standard);

d)

The original condition statement and relevant documents for such changes; and

e)

The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•

The document requirement for the literal change of the product name, trade name, product model, specification and the name of the product standard or code name:

a)

The original Registration Certificate for the medical device;

b)

The original new product standards;

c)

The original instructions for use of the medical device;

d)

The original condition statement and relevant attestation documents for such changes; and

e)

The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•

The document requirement for the literal changes of the registration and manufacturing address:

a.

The original Registration Certificate for the medical device;

b.

The original condition statement and relevant attestation documents for such changes;

c.

The original declaration for the address changes; and

d.

The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•

The document requirement for the change of the customer service in the Registration Certificate (for the imported medical devices to China manufactured in a foreign country):

a.

The original Registration Certificate for medical device;

b.

The original statement for changing or adding Customer Service Agent;

c.

The original authorization letter for the new Customer Service Agent;

d.

The original promise letter of conducting the customer services for the sold products by manufacturer;

e.

A letter of promise to conduct the customer services and the business license of the new Customer Service Agent; and

e.

The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•

The document requirement for the change of Registration Agent in Registration Certificate:

a)

The original Registration Certificate;

b)

The original declaration of changing of Registration Agent;

c)

The authorization letter to the new Registration Agent;

d)

The promise letter from the new Registration Agent; and

e)

The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

Chinese Labeling and Packaging requirements

In accordance with relevant regulations by the SFDA, raw materials and supplementary materials required for the production of drugs as well as containers and packing materials which have a direct contact with medical device shall meet the standards required for the pharmaceutical use.

The packaging of medical device must be appropriate under the requirements of the quality of the drug and must facilitate their storage, transportation and use. If the product has a sell-by date, such date must be expressively and clearly indicated on the outside package.

The Chinese medicinal materials must be packaged during the transportation. The package must expressively and clearly indicated the name of the product, its place of origin, the date of production and the name of the dispatching unit and the package must be marked to indicate that the quality of the materials meets the required product standard.

Medical device packages must, in accordance with the related regulations, be labeled and have an instruction booklet attached.

The name of the medical device, its specifications, the producing unit, approval number, product batch number, principal ingredients, diseases for which it is applied against, manner of use, side-effects and matters shall be noted by users must be clearly printed on the label or in the instruction booklet.

With the exception of Chinese traditional medicinal materials and traditional Chinese medicines that are sliced and prepared for extraction, medicines and drugs must use a registered trademark and may not be sold on the market until the regulating authorities have examined the same and approved for the registration.

The registered trademark must be clearly printed on the package and the label of the medical device.

Chinese importation and exportation requirements on medical devices

Similarly being regulated as in the U.S., the foreign companies engaged in the manufacture, preparation, propagation, compounding, or processing of a device that import or offer for import into the China must register themselves in China.

The registration application form can be download from the internet and shall filled in with the required information of the medical device, including the name of devices, the model, the name and address of the manufacturer, etc. All information must be unanimously the same as the contents carried in the documents approved by the government of the region of origin, and must be consistent with the contents concerned carried in the test reports, operation manual of the product, etc. All submitted documents shall be in both Chinese and English.

In the required supporting documents to the application for registration, the certificate of the legal production qualification of the manufacturer refers to the certificates issued by the government agency of the country of origin that authorized the manufacturer to engage in the production and distribute the medical device, which is equivalent to the business certificate or the manufacturing enterprise license. Such certificates may be submitted in the form of the copy thereof, subject to the seal by the original issuing agency or the notarization by the local notarization agency.

The qualification certificate of the applicant includes the business certificate of the Registration Agent and the certificates of permission given by the manufacturer to the Registration Agent.

The certificate recognized or approved by the government agency of the country of origin to authorize the products as medical devices to enter into the market of that country refers to:

•

The certificate recognized or approved by the government of the country of origin to authorize the products as medical devices to enter into the market of the country

a)

that any special authorization documents specified by the government agency of the country of origin for the medical devices to be put into the local foreign market, such formal authorization documents as 510 K or PMA of the U.S. FDA, and the CE certificate of the EU shall be submitted; or

b)

If there is no special authorization documents are required to handle by the government agency of the country of origin or there is any change to the products on the basis of the products specified in the original special authorization documents, due to the difference in the partition of registration elements, no re-application is required by the government of the country of origin, the enterprise shall give a statement, and provide the following certificates: the free sale certificate issued by the government; or the certificate to the foreign government; and the enterprise self-guarantee declaration in conformance with the provisions concerned of local regulations.

•

If no document issued by the government of country of origin to authorize the medical devices to be put into market,

a)

If the products shall be regulated as medical devices in the country of origin, but they have not been authorized by the government of country of origin to be put into market, the standards of the products to be registered authorized by the competent department shall be submitted; for the Class II or Class III products, the full-performance test reports, the clinical trial reports, the risk analysis reports within the territory of China and other documents necessary for the registration of import products shall be submitted, subject to which, the application may be accepted and after the acceptance, the on-site inspection of the production quality system will be arranged.

b)

If the products shall be regulated as medical devices in the country of origin but need not be authorized by the government agency of the country of origin to put in the market because they are produced specifically for Chinese market, the first paragraph of this Article shall apply.

c)

If the products fail to be regulated as the medical devices in the country of origin but the products are defined as the medical devices in China in accordance with the definitions of medical devices, the first paragraph of this Article shall apply.

The certificates may be submitted in the form of the copy thereof, subject to the seal by the original issuing agencies or the notarization by the local notarization agencies.

In order to export the medical devices, it is necessary to hold an "Export License" issued by the department of the State Council Administering Health in China.

Other Chinese technical guidance

On October 14, 2005, the SFDA issued the Technical Guideline for Pre-Clinical Research of Preventive Vaccines, the Technical Guideline for Process Change Management of Biological Products Manufacturing, the Technical Guideline for Pre-Clinical and Clinical Research of Combined Vaccines, the Technical Guideline for Production and Quality Control of Polypeptide Vaccines, the Technical Guideline for Quality Control and Clinical Research of Conjugate Vaccines, and the Guideline for Rating Scales of Adverse Reaction of Clinical Trials of Preventive Vaccines.

These guidelines are issued by the SFDA in accordance with the China Drug Administration Law, the Regulations for Implementation of the Drug Administration Law and the Provisions for Drug Registration of the People‘s Republic of China to standardize the research and development of vaccines and offer scientific guidance to vaccine developers in their research.

Moreover, in order to further standardize the registration of domestic class III medical devices and foreign medical devices and facilitate companies’ registration applications, the SFDA revised the Standard Registration Procedure for Domestic Class III Medical Devices and Foregin Medical Devices (interim). The revised Standard Registration Procedure for Domestic Class III Medical Devices and Foreign Medical Devices was issued and put into practice recently.

The Standard Procedure defines that the registration of domestic class III medical devices and the foreign medical devices includes the application acceptance, technical evaluation and administrative approval. The Administrative Service Center of the SFDA is in charge of the application acceptance; the Center for Medical Devices Evaluation of the SFDA takes charge of the technical evaluation and the State Food and Drug Administration is responsible for the administrative approval. The Standard Procedure also specifies the time limit and position requirements of the application acceptance, technical evaluation and administrative approval.

Chinese Potential sanctions for violations

If a company violates any of the laws that relevant regulations, the governmental authorities shall issue an order for correction, launch a warning, and confiscate all of the illegally used products and illegal incomes.

Additionally, if the illegal incomes exceed 5,000 RMB, a fine of two to five times of the total sum of the illegal incomes shall be imposed. If there are no illegal incomes or the illegal incomes do not exceed 5,000 RMB, a fine of RMB 5,000 to 20,000 RMB shall be imposed, and person(s) in charge and other personnel who are directly responsible shall receive disciplinary punishments. If committed crimes are found, the authorities shall investigate the case under the laws.

The Company intends to strictly comply with all laws and regulation of China including without limitation, the Regulations for the Supervision and Administration of Medical Devices, the Rules for Clinical Trial of Medical Device and the Management Rule for Advertisement of Medicine, the Medical Device Distribution Enterprises Supervision & Administration Method, the Medical Device Manufacturing Enterprise Quality Inspection System Method, etc. In addition the Company will be administrated and inspected by the SFDA.

Chinese regulations may affect the timing and expenses of our business plan, creating potential uncertainty regarding our business operation, including our consulting services.  In our business plan, we will provide consulting services for the medical manufacturers, especially on their marketing strategies. The legitimacy of the manufacturers will be crucial to our business plan concerning our consulting service.

According to the laws of China, the medical devices manufacturers shall meet the following requirements:

•

Professional technical personnel is required for the manufacture of its medical devices;

•

Facility and environment are required for the manufacture of its medical devices;

•

Possession of the equipment is required for the manufacture of its medical devices; and

•

An establishment or personnel and equipment for quality testing are required for the manufacture of its medical devices.

If the medical device manufacturers are not able to maintain the above conditions, for example, the factory site is polluted, the SFDA and other authority will suspend or terminate their operations. In addition, under the Regulations for the Supervision and Administration of Medical Devices, the medical devices are classified into three categories, which includes Class I Medical Devices which only requires routine administration supervisions, Class II Medical Device that requires further controls, and Class III Medical Devices requiring strict controls. Many traditional home medical devices are classified as Class I medical devices. With the technical development of home medical devices, home medical devices, however, may be listed in Class II and Class III. The manufacture of Class II and Class III medical devices shall be approved by the provincial level and state level authorities, respectively. The manufacturers will have to maintain higher standard conditions for producing Class II and Class III medical devices. The SFDA and other authority will issue a Medical Device Manufacturing Enterprise License and conduct annual inspections on such manufacturers. If the manufacturer fails to meet the necessary requirements, the SFDA and other authority will revoke license and suspend or terminate relevant business operations. In the case that any business of the manufacturers we serve is suspended or terminated, it would have an adverse affect on our business.

We will also focus on marketing and promoting medical devices. The laws on advertisement in respect of medical devices may cause additional risks or negative effects on our marketing and promotion. Advertisements of medical devices shall be reviewed and approved by the drug regulatory authority of governments at provincial level and the national level, and shall not be published, broadcasted, circulated or posted before such approval. Should the planned advertisement be refused, it would cost additional expenditure for a new or modified advertisement and defer our schedule to exploit market.

According to the law of China, a qualified distributor of the medical devices shall meet the following conditions:

•

Possession of appropriate facility and environment for the medical devices distributed;

•

Possession of appropriate quality inspection personnel for the medical devices distributed; and

•

Possession of adequate ability for technical training, maintenance and customer services for the medical devices distributed.

Failure of maintaining aforesaid conditions could cause the suspension and termination of our business. If any of medical devices in our operation are Class II or Class III, higher standard of conditions shall be provided and maintained for the purpose of issuance and maintenance of a Medical Device Distributing Enterprise License issued by the SFDA. The SFDA will conduct annual inspection during the term of such license. If we fail to pass the annual inspections, the business will be suspended and possibly terminated. Furthermore the aforesaid license has a term of five (5) years and will be subject to renewal upon its expiration. The application of renewal shall be submitted in 6 months prior to expiration. The authority will re-examine our conditions. If the deadline of renewal is missed or the renewal application is rejected, we will not be able to distribute or sell the relevant medical devices. Any suspension and termination may cost time and expenses and will have negative effects on our business.

We intend to cooperate with the US medical device manufacturers and introduce their products to China. The procedure of importing the new foreign medical devices is complicated. The SFDA will be responsible for examining and granting such approval. It may take time and will be costly. For example, if the authority does not satisfy with the overseas clinical trial reports, then a new clinical trial will be required to be done.  In addition, some foreign medical devices shall only be introduced when they are qualified to obtain a China Compulsory Certificate (“CCC”). Therefore, the plan for importing the US medical devices into Chinese market may be expensive and it may create the uncertainties to some extent for getting the final approval.

We may, at some time, start the research and development (“R&D”) projects on our new products. Manufacturing and selling of the medical devices under the laws of China must be granted with a registration certification. Class I, Class II and Class III medical devices shall be inspected, approved and granted with a registration certificate by a local authority, provincial level authority and State Council, respectively. Thus any new type of medical devices shall be registered. Furthermore, for the registration of Class II and Class III products, a clinical trial will be essential. For any R&D projects, we may incur significant costs and time in completing a clinical trial. The outcome of the clinical trial will not be easily predictable. If the result of clinical trial is not satisfied by the SFDA or other authorities, the registration for such medical devices will be rejected. In case that no registration certification is obtained, and the entire cost of R&D would not be recovered by future marketing.

In addition, under laws of China, we will be considered a foreign investment enterprise based in the US. There is presently no restriction set forth in the Catalogue for the Encouragement of Foreign Investment Industries for the foreign investment enterprise to produce and sell the medical devices. Should the Chinese government change the current foreign investment regulations, it may be adverse to us.

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

Employees

We have no employees other than our sole officer and director and no formal employment agreements with our officer and director.  We intend to hire employees as our operations require expansion.  We anticipate we will hire 3 or 4 employees during in the year of 2011.  Our employees will help conduct market research and identify and secure sources of inventory as well as promote sales.  Our sole officer and director has agreed to devote such time as necessary for the development of our business.  It is anticipated that upon completion of the offering, our officer and director will devote full time to our business.  Our sole officer and director is entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreements or arrangement to continue payment in the future.

Item 1A.  Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.  Properties.

Our principal executive offices and mailing address is 70 Daxin Jie, Daowai District, Harbin City, Heilongjiang Province, China. Our telephone number is (86) (0451) 82280845. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.  We have renewed our one-year lease with the landlord, with an option to extend another year. Our leased space is approximately 3,000 square foot, with a rent of $400.00 per month.   Our office building is located at Harbin High-tech Development Zone, which is leased to high-tech enterprises.  Our space is exclusively used by our company.

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

Holders

As of March 31, 2011 in accordance with our transfer agent records, we had 41 shareholders of record holding 3,550,000 shares of our common stock.

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

Our internal marketing research indicates that the population in northern China is often subject to ordinary and ineradicable illness due to the geographic and climate factors of the region.  We believe the local health care system is not postured to provide home medical devices to those in need in a timely manner.  We believe that current enterprises employ poor marketing techniques and have not exploited the potential market for medical devices.  We intend to implement a strong marketing program and establish our brand.  We intend to conduct detailed research to understand the purchasing behavior in northern area of China which will be followed by an advertising regime consisting of TV advertisement, outdoor advertisement, promotions in shopping malls and other methods of advertising.

In addition to implementing a strong marketing and branding campaign, we intend to establish multiple venues for the sale of our products including a online e-commerce platform in northern China, establish a sales network in major cities and cooperate with local sops and business entities to sell our products.

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

We intend to initially target three to five medical and healthcare manufacturers in northern area of China with capacity and brand recognition and seek to enter consulting arrangements. We would provide such manufacturers with long-term consultation services for management and product promotion. We expect such services will include advertising and public relations for the targeted brand, construction of sales nets and tunnels and sales team training.

At some point in the future, once operations have commenced and the company is positioned favorably, we may consider acquiring a business or businesses that complement our business model.

Results of Operations for the Year ended December 31, 2010 Compared to the Year ended December 31, 2009

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2010 and December 31, 2009.  Expenses during the year ended December 31, 2010 were $35,377 which consisted of office rent, office expenses and professional fees giving us a net loss of $35,376.  For the same period in 2009, our expenses were $32,343 consisting of office rent, office expenses and professional fees resulting in a net loss of $32,340.  Our expenses during the year ended December 31, 2010 is similar to those for the year ended December 31, 2009.   For the period of March 26, 2007 (inception) through the period ended December 31, 2010, our expenses were $318,666 and consisted on office rent of $17,200, office expenses of $7,802, consultancy fees of $25,000 and professional fees of $269,603 for a loss of $318,666.

Capital Resources and Liquidity

At December 31, 2010, we had $99 in available cash on hand which is our only asset at this time.  We had liabilities of $169,165 consisting of $15,165 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $154,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $14,000 for the year ended December 31, 2010.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.   The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of December 31, 2010, we have expended all of these proceeds in our operations.

Our sole officer and director, Mr. Wu has promised to fund our operation in the next twelve months. Mr. Wu has been funding our operation since our inception. However there is no formal written commitment agreement.

Going Concern

We incurred net losses of $35,376 for the year ended December 31, 2010, and $318,666 for the period March 26, 2007 (inception) through December 31, 2010. In addition, we had a working capital deficiency of $168,666 and a stockholders' deficiency of $168,666 at December 31, 2010. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2010. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

The financial statements start from F-1.

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

Item 9A.  CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his age as of March 31, 2011 are as follows:

NAME	AGE	POSITION

Jinzhao Wu	43	Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer and Director

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2010.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of was filed as an exhibit to the Form 10K for the year ending December 31, 2008 filed on April 6, 2009.

Item 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jinzhao Wu, Chief Executive Officer, President,	2010	$0	0	0	0	0	0	0	$0
Secretary, Treasurer and Director	2009	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 31, 2011 by the executive officer named in the Summary Compensation Table.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

Mr. Wu, our sole officer and director has made loans to the Company to finance operations.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment and are deemed payable on demand.  The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009.  The Company did not borrow money from Mr. Wu in the year ended December 31, 2010.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were billed approximately $16,000 and $16,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2010 and 2009.

Tax Fees

For the Company’s fiscal years ended December 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2010 and 2009.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

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

Dated: March 31, 2011

China Northern Medical Device, Inc.

By: /s/ Jinzhao Wu

Jinzhao Wu

President, Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jinzhao Wu	President, Chief Executive Officer and	March 31, 2011
Jinzhao Wu	Chief Financial Officer

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

FINANCIAL STATEMENTS

At December 31, 2010 and 2009 and
for the years ended December 31, 2010 and 2009

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223

TEL (347) 408-0693 - FAX (347) 602-4868

EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

China Northern Medical Device, Inc.

( A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. ( a development stage company) as of  December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2010, and the period March 26, 2007 (inception) through December 31, 2010.  China Northern Medical Device, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. ( a development stage company) as of  December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2010, and the period March 26, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended  December 31, 2010, and as of December 31, 2010, has a working capital deficiency and a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

March 31, 2011

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$99	$19,170
Prepaid office rent	400	-
Total Current Assets	499	19,170

Total Assets	$499	$19,170

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	15,165	12,460
Loan from a shareholder (Note 6)	$154,000	$140,000
Total Current Liabilities	169,165	152,460

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2010 and 2009	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of December 31, 2010 and 2009	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(318,666)	(283,290)
Stockholders' deficiency	(168,666)	(133,290)

Total Liabilities and Stockholders' Deficiency	$499	$19,170

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2010	2009	2010

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	4,800	4,800	17,200
Office expenses	1,577	740	7,082
Consultancy Fees	-	-	25,000
Professional fees	29,000	26,803	269,603
Total Operating Expenses	35,377	32,343	318,885

Income (Loss) from Operation	(35,377)	(32,343)	(318,885)

Other Income (Expenses)
Interest Income	1	3	219
Total Other Income (Expenses)	1	3	219

Income (Loss) before Provision for Income Tax	(35,376)	(32,340)	(318,666)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(35,376)	$(32,340)	$(318,666)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.09)

Weighted average shares outstanding	3,550,000	3,550,000	3,406,250

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH December 31, 2010

				Retained
	Common Stock		Additional	Earnings
	No Par Value		Paid-in	(Accumulated)
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(151,799)	(151,799)
Balances at
December 31, 2008	3,550,000	$355	$149,645	$(250,950)	$(100,950)

Net income (loss)	-	-	-	(32,340)	(32,340)
Balances at
December 31, 2009	3,550,000	$355	$149,645	$(283,290)	$(133,290)

Net income (loss)	-	-	-	(35,376)	(35,376)
Balances at
December 31, 2010	3,550,000	$355	$149,645	$(318,666)	$(168,666)

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2010	2009	2010

Operating Activities

Net income (loss)	$(35,376)	$(32,340)	$(318,666)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	(400)	2,000	(400)
Increase (decrease) in accounts	2,705	2,460	15,165
payable and accrued expenses
Net cash provided (used) by operating activities	(33,071)	(27,880)	(303,901)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	14,000	-	154,000
Net cash provided (used) by financing activities	14,000	-	304,000

Increase (decrease) in cash	(19,071)	(27,880)	99

Cash at beginning of period	19,170	47,050	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$99	$19,170	$99

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Note 2-GOING CONCERN

The Company incurred net losses of $35,376 and $32,340 for the year ended December 31, 2010 and 2009, respectively, and $318,666 for the period March 26, 2007 (inception) through December 31, 2010. In addition, the Company had a working capital deficiency of $168,766 and a stockholders' deficiency of $168,766 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through December 31, 2010, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

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

Note 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and persuasive evidence of an arrangement exists. This generally occurs when products are shipped to unaffiliated customer or picked up by unaffiliated customers in the Company's warehouse, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the period March 26, 2007 (inception) through December 31, 2010.

Research and Development Costs

Research and development costs will be charged to expense as incurred. Research and development costs were immaterial for the period March 26, 2007 (inception) through December 31, 2010.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the period March 26, 2007 (inception) through December 31, 2010.

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

Recent Accounting Pronouncements

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

In December 2010, FASB issued an amendment to goodwill impairment test. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

In April 2010, FASB issued an amendment to Stock Compensation. The amendment clarifies that an employee stock-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations.

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

Note 5-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31	December 31
	2010	2009

Accrued professional fees	$15,000	$10,000
Accrued office rent	-	2,400
Accrued transfer agency fees	165	60
Total accounts payable and accrued expenses	$15,165	$12,460

Note 6-LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $140,000 for the period March 26, 2007 (inception) through December 31, 2009, and $14,000 for the year ended December 31, 2010.

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