Form 10-Q
period 2011-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2011-05-16
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File Number: 000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Exact name of registrant as specified in its charter)

NEVADA	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

70 DAXIN JIE, DAOWAI DISTRICT HAERBING CITY, HEILONGJIANG PROVINCE CHINA	150020
(Address of principal executive offices)	(Zip Code)

(86) 451- 8228-0845

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,550,000 shares of common stock were issued and outstanding as of May 13, 2011.

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

( A Development Stage Company)

FINANCIAL STATEMENTS

At March 31, 2011 and  2010 and

for the Three Months Ended March 31, 2011 and 2010

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

INDEX

PAGE

BALANCE SHEETS	4

STATEMENT OF OPERATIONS	5

STATEMENT OF CASH FLOWS	6

NOTES TO FINANCIAL STATEMENTS	7

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$69	$99
Prepaid office rent	-	400
Total Current Assets	69	499

Total Assets	$69	$499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	13,215	15,165
Loan from a shareholder (Note 6)	$159,000	$154,000
Total Current Liabilities	172,215	169,165

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
March 31, 2011 and December 31, 2010
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
March 31, 2011 and December 31, 2010	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(322,146)	(318,666)
Stockholders' deficiency	(172,146)	(168,666)
Total Liabilities and Stockholders' Deficiency	$69	$499

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)
STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	1,200	1,200	18,400
Office expenses	280	747	7,362
Consultancy Fees	-	-	25,000
Professional fees	2,000	7,000	271,603
Total Operating Expenses	3,480	8,947	322,365

Income (Loss) from Operation	(3,480)	(8,947)	(322,365)

Other Income (Expenses)
Interest Income	-	-	219
Total Other Income (Expenses)	-	-	219

Income (Loss) before Provision for Income Tax	(3,480)	(8,947)	(322,146)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(3,480)	$(8,947)	$(322,146)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.09)

Weighted average shares outstanding	3,550,000	3,550,000	3,415,426

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(3,480)	$(8,947)	$(322,146)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	400	-	-
Increase (decrease) in accounts payable and accrued expenses	(1,950)	(2,540)	13,215
Net cash provided (used) by operating activities	(5,030)	(11,487)	(308,931)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	5,000	-	159,000
Net cash provided (used) by financing activities	5,000	-	309,000

Increase (decrease) in cash	(30)	(11,487)	69

Cash at beginning of period	99	19,170	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$69	$7,683	$69

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010.

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

Note 2-

GOING CONCERN

The Company incurred net losses of $3,480 for the three months ended March 31, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $172,146 and a stockholders' deficiency of $172,146 at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2011, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended March 31, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2011 and 2010, respectively.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The  adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes are effective beginning January 1, 2011.The  adoption of these new guidances did not have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2011	December 31,
	(unaudited)	2010
Accrued professional fees	$12,000	$15,000
Accrued office rent	800	-
Accrued transfer agency fees	415	165
Total accounts payable and accrued expenses	$13,215	$15,165

Note 6-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010,  and $5,000 for the three months ended March 31, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the three month ended March 31, 2011 and 2010 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated on March 26, 2007 under the laws of Nevada. Our activities have been limited to develop our business plan. We intend to sell medical devices with an emphasis on portable medical devices designed for home treatments. Our initial focus will be in the northern regions of China. We intend to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China. We also intend to assist Chinese medical device manufacturers on the development of the North American market. Eventually, we may seek to acquire an existing medical device manufacturer to enhance our operations.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2011 Compared to the Three months ended March 31, 2010

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2011 and March 31, 2010. Expenses for the three months ended March 31, 2011 were $3,480 which consisted of office rent, office expenses and professional fees giving us a net loss of $3,480. For the same period in 2010, our expenses were $8,947 consisting of office rent, office expenses, and professional fees resulting in a net loss of $8,947.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2011, we had $69 in available cash on hand which is our only asset at this time. We had liabilities of $172,215 consisting of $13,215 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $159,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010, and $5,000 for the three months ended March 31, 2011.

GOING CONCERN

The Company incurred net losses of $3,480 for the three months ended March 31, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $172,146 and a stockholders' deficiency of $172,146 at March 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the quarter ended March 31, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The adoption of this new guidance did not have a material effect on the Company’s financial position and results of operations. In addition, the fair value disclosure amendments also require more detailed disclosures of the changes in Level 3 instruments. These changes are effective beginning January 1, 2011.  The adoption of these new guidance did not have a material effect on the Company’s financial position and results of operations.

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

Item 4. Controls and Procedures.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 13, 2011	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer