Form 10-Q
period 2011-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2011-08-15
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since the last report)

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

Yes   X  . No      .

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,550,000 shares of common stock were issued and outstanding as of August 8, 2011.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

June 30, 2011

TABLE OF CONTENTS

		PAGE
PART 1 - FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19
Item 4.	Controls and Procedures.	19

PART II - OTHER INFORMATION

Item 6.	Exhibits.	19

SIGNATURES		19

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to China Northern Medical Device, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

FINANCIAL STATEMENTS

At June 30, 2011 and 2010 and
for the Three and Six Months Ended June 30, 2011 and 2010

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

INDEX

PAGE

BALANCE SHEETS	6

STATEMENT OF OPERATIONS	7

STATEMENT OF CASH FLOWS	8

NOTES TO FINANCIAL STATEMENTS	9-15

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$69	$99
Prepaid office rent	-	400
Total Current Assets	69	499

Total Assets	$69	$499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	16,570	15,165
Loan from a shareholder (Note 6)	$159,000	$154,000
Total Current Liabilities	175,570	169,165

Stockholders' Equity:

Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
June 30, 2011 and December 31, 2010

Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
June 30, 2011 and December 31, 2010	355	355

Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(325,501)	(318,666)
Stockholders' deficiency	(175,501)	(168,666)

Total Liabilities and Stockholders' Deficiency	$69	$499

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(inception) through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	2,400	2,400	19,600
Office expenses	155	94	435	841	7,517
Consultancy Fees	-	-	-	-	25,000
Professional fees	2,000	3,000	4,000	10,000	273,603
Total Operating Expenses	3,355	4,294	6,835	13,241	325,720

Income (Loss) from Operation	(3,355)	(4,294)	(6,835)	(13,241)	(325,720)

Other Income (Expenses)
Interest Income	-	-	-	-	219
Total Other Income (Expenses)	-	-	-	-	219

Income (Loss) before Provision for Income Tax	(3,355)	(4,294)	(6,835)	(13,241)	(325,501)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(3,355)	$(4,294)	$(6,835)	$(13,241)	$(325,501)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,423,500

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Six Months Ended		(inception) through
	June 30,		June 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(6,835)	$(13,241)	$(322,146)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	400	-	-
Increase (decrease) in accounts payable and accrued expenses	1,405	(5,660)	13,215
Net cash provided (used) by operating activities	(5,030)	(18,901)	(308,931)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	5,000	-	159,000
Net cash provided (used) by financing activities	5,000	-	309,000

Increase (decrease) in cash	(30)	(18,901)	69

Cash at beginning of period	99	19,170	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$69	$269	$69

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010.

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

Note 2-

GOING CONCERN

The Company incurred net losses of $6,835 for the six months ended June 30, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $175,501 and a stockholders' deficiency of $175,501 at June 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2011, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the six months ended June 30, 2011 and 2010, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended June 30, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2011 and 2010, respectively.

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

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2011	2010
	(unaudited)

Accrued professional fees	$14,000	$15,000
Accrued office rent	2,000	-
Accrued transfer agency fees	570	165
Total accounts payable and accrued expenses	$16,570	$15,165

Note 6-

LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.  The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010,  and $5,000 for the six months ended June 30, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended June 30, 2011 and 2010 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended June 30, 2011 Compared to the Three months ended June 30, 2010

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2011 and June 30, 2010. Expenses for the three months ended June 30, 2011 were $3,355 which consisted of office rent, office expenses and professional fees giving us a net loss of $3,355. For the same period in 2010, our expenses were $4,294 consisting of office rent, office expenses, and professional fees resulting in a net loss of $4,294.

Results of Operations for the Six Months ended June 30, 2011 Compared to the Six months ended June 30, 2010

We have experienced losses since inception. We generated $0 in revenues from operations for the six months ended June 30, 2011 and June 30, 2010. Expenses for the six months ended June 30, 2011 were $6,835 which consisted of office rent, office expenses and professional fees giving us a net loss of $6,835. For the same period in 2010, our expenses were $13,241 consisting of office rent, office expenses, and professional fees resulting in a net loss of $13,241.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2011, we had $69 in available cash on hand which is our only asset at this time. We had liabilities of $175,570 consisting of $16,570 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $159,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010, and $5,000 for the six months ended June 30, 2011.

GOING CONCERN

The Company incurred net losses of $6,835 for the six months ended June 30, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $175,501 and a stockholders' deficiency of $175,501 at June 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the quarter ended June 30, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the  adoption of this new guidance will have a material effect on the Company’s financial position and results of operations.

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

PART II - OTHER INFORMATION

Item 6.

Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnish in XBRL)*

* The Company will furnish Exhibit 101 within 30 days of the filing date of this Report, as permitted under the rules of the SEC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 15, 2011	By:	/s/ Jinzhao Wu
Jinzhao Wu
President, Chief Executive Officer, Principal Accounting Officer