Form 10-Q
period 2011-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2011-11-17
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

70 Daxin Road, Daowai District Harbin City, Heilongjiang Province People’s Republic of China	150020
(Address of principal executive offices)	(Zip Code)

(+86) 451- 8228-0845

 (Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November , 2011 3,550,000 shares of common stock were issued and outstanding.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

September 30, 2011

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4.	Controls and Procedures.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

SIGNATURE

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

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$35	$99
Prepaid office rent	-	400
Total Current Assets	35	499

Total Assets	$35	$499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	7,891	15,165
Loan from a shareholder (Note 7)	$173,000	$154,000
Total Current Liabilities	180,891	169,165

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
September 30, 2011 and December 31, 2010
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
September 30, 2011 and December 31, 2010	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(330,856)	(318,666)
Stockholders' deficiency	(180,856)	(168,666)
Total Liabilities and Stockholders' Deficiency	$35	$499

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	1,200	1,200	3,600	3,600	20,800
Office expenses	2,155	460	2,590	1,301	9,672
Consultancy Fees	-	-	-	-	25,000
Professional fees	2,000	3,000	6,000	13,000	275,603
Total Operating Expenses	5,355	4,660	12,190	17,901	331,075

Income (Loss) from Operation	(5,355)	(4,660)	(12,190)	(17,901)	(331,075)

Other Income (Expenses)
Interest Income	-	1	-	1	219
Total Other Income (Expenses)	-	1	-	1	219

Income (Loss) before Provision for Income Tax	(5,355)	(4,659)	(12,190)	(17,900)	(330,856)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(5,355)	$(4,659)	$(12,190)	$(17,900)	$(330,856)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,423,500

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Nine Months Ended		(inception) through
	September 30,		September 30,
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(12,190)	$(17,900)	$(330,856)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	400	-	-
Increase (decrease) in accounts payable and accrued expenses	(7,274)	(1,080)	7,891
Net cash provided (used) by operating activities	(19,064)	(18,980)	(322,965)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	19,000	-	173,000
Net cash provided (used) by financing activities	19,000	-	323,000

Increase (decrease) in cash	(64)	(18,980)	35

Cash at beginning of period	99	19,170	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$35	$190	$35

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2011 and 2010 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2010.

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

Note 3-GOING CONCERN

The Company incurred net losses of $12,190 for the nine months ended September 30, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $180,856 and a stockholders' deficiency of $180,856 at September 30, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 30, 2011, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Impairment of Long-life Assets

"Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the nine months ended September 30, 2011 and 2010, respectively.

"Research and Development Costs "

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the nine months ended September 30, 2011 and 2010, respectively.

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

"Fair Value of Measurements"

"Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: "

Level 1:"Unadjusted quoted prices in active markets for identical assets or liabilities"

Level 2:"Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company."

Level 3:"Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability."

"An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities."

Recent Accounting Pronouncements

"In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows. "

"In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows. "

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

"In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows."

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

September 30,        December 31,

       2011                  2010

(unaudited)

Accrued professional fees                          $ 5,036                  $ 15,000

Accrued office rent                            $ 2,700                    -

Accrued transfer agency fees                        155                     165

Total accounts payable and accrued expenses          $ 7,891                  $ 15,165

Note 7 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010, and $19,000 for the nine months ended September 30, 2011. The total borrowing from Mr. Wu was $173,000 for the period March 26, 2007 (inception) through September 30, 2011,

Note 8-CAPITAL STOCK

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended September 30, 2011 and 2010 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended September 30, 2011 Compared to the Three months ended September 30, 2010

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended September 30, 2011 and September 30, 2010. Expenses for the three months ended September 30, 2011 were $5,355 which consisted of office rent, office expenses and professional fees giving us a net loss of $5,355. For the same period in 2010, our expenses were $4,660 consisting of office rent, office expenses, and professional fees resulting in a net loss of $4,660 from operation.

Results of Operations for the Nine Months ended September 30, 2011 Compared to the Nine months ended September 30, 2010

We have experienced losses since inception. We generated $0 in revenues from operations for the nine months ended September 30, 2011 and September 30, 2010. Expenses for the nine months ended September 30, 2011 were $12,190 which consisted of office rent, office expenses and professional fees giving us a net loss of $12,190. For the same period in 2010, our expenses were $17,901 consisting of office rent, office expenses, and professional fees resulting in a net loss of $17,901 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2011, we had $35 in available cash on hand which is our only asset at this time. We had liabilities of $180,891 consisting of $7,891 in accounts payable and accrued expenses and a loan form a shareholder in the amount of $173,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $154,000 for the period March 26, 2007 (inception) through December 31, 2010, and $19,000 for the nine months ended September 30, 2011.

GOING CONCERN

The Company incurred net losses of $12,190 for the nine months ended September 30, 2011, and $35,376 for the year ended December 31, 2010. In addition, the Company had a working capital deficiency of $180,856 and a stockholders' deficiency of $180,856 at September 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended September 30, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted.  The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010.  In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures are effective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The Management does not expect the adoption of this new guidance will have a material effect on the Company’s financial position, results of operations, and cash flows.

In December 2010, FASB issued an amendment to the disclosure of supplementary pro forma information for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

OFF BALANCE SHEET TRANSACTIONS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnish in XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November , 2011	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)