Form 10-K
period 2011-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2012-04-11
CIK 1402737

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
or
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

70 Daxin Jie, Daowai District

Haerbing City, Heilongjiang Province 150020

People’s Republic of China

 (Address of principal executive offices)

+86 (451) 8228-0845

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o

Non-accelerated filer (Do not check if a smaller reporting company)	o	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for our common stock.

As of March 30, 2012, the registrant had 3,550,000 shares of its common stock outstanding.

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

Potential Acquisitions

At some point in the future, once operations have commenced and the company is positioned favorably, we may consider acquiring a business or businesses that complement our business model.  Our criteria for any acquisition include the following:

•	The company engages in the business in certain segmented markets, together with distinguished features of technical innovation and other competitive advantages;
•	The company has mature production processes and proper equipment in place;
•	The company has a history of operations with a stable client base and brand awareness; and
•	The company has its own patent rights.

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

Special controls may include special labeling requirements, mandatory and voluntary performance standards and post-market surveillance.

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

Class III devices which require an approved premarket approval application to be marketed are those:

•	Regulated as new devices prior to May 28, 1976, also called transitional devices.
•	Devices found not substantially equivalent to devices marketed prior to May 28, 1976.
•	Class III preamendment devices, which by regulation in 21 CFR, require a premarket approval application.
•	Class III devices which can be marketed with a premarket notification 510(k) are those:
o	Postamendment (i.e. introduced to the U.S. market after May 28, 1976)
o	Class III devices which are substantially equivalent to preamendment (i.e. introduced into the U.S. market before May 28, 1976)
o	Class III devices and for which the regulation calling for the premarket approval application has not been published in the CFR.

We anticipate that the majority of our products will be classified as Class I or Class II devices.

Investigational device exemption requirements

A manufacturer who wishes to export an unapproved device for investigational use may export the device under an Investigational Device Exemption, (“IDE”), under Section 801(e)(2), or under 802(c) of the FFD&C Act depending on where, i.e., to what country, the device is being exported. For instance, pursuant to Section 801(e)(2) of the FFD&C Act, an unapproved device intended for investigational use may be exported to any country, if, in addition to meeting the requirements of 801(e)(1) of the FFD&C Act, the exporter submits information to FDA that would enable the agency to determine that exportation is not contrary to the public health or safety and that the foreign country approves of the exportation.

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

The labeling of medical devices and in vitro diagnostic products are governed by two U.S. Federal laws:

•	Fair Packaging and Labeling Act (FPLA)
•	Federal Food, Drug and Cosmetic (FFD&C) Act

Most of the provisions of the FPLA and the FFD&C Act are codified in the following parts of Title 21 of the U.S. Code of Federal Regulations (CFR):

•	General Device Labeling - 21 CFR Part 801
•	In Vitro Diagnostic Products - 21 CFR Part 809
•	Investigational Device Exemptions - 21 CFR Part 812
•	Good Manufacturing Practices - 21 CFR Part 820
•	General Electronic Products - 21 CFR Part 1010

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

Moreover, the medical devices are categorized into three classes, each with specific regulatory requirements. The classes are as follows:

•	Class I: Low risk devices, regulated by provincial governments;
•	Class II: Modest risk devices, regulated by provincial governments; and
•	Class III: High risk devices, regulated by the SFDA.

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

The following are required documents for such modification:

•	The document requirement for the change of manufacturer name:

o	The original Registration Certificate for medical device;
o	New legal qualification certification (i.e. notarized Business License);
o	The original new product standards (if the main content has been changed in standard);
o	The original condition statement and relevant documents for such changes; and
o	The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included)

•	The document requirement for the literal change of the product name, trade name, product model, specification and the name of the product standard or code name:

o	The original Registration Certificate for the medical device;
o	The original new product standards;
o	The original instructions for use of the medical device;
o	The original condition statement and relevant attestation documents for such changes; and
o	The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•	The document requirement for the literal changes of the registration and manufacturing address:

o	The original Registration Certificate for the medical device;
o	The original condition statement and relevant attestation documents for such changes;
o	The original declaration for the address changes; and
o	The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•	The document requirement for the change of the customer service in the Registration Certificate (for the imported medical devices to China manufactured in a foreign country):

o	The original Registration Certificate for medical device;
o	The original statement for changing or adding Customer Service Agent;
o	The original authorization letter for the new Customer Service Agent;
o	The original promise letter of conducting the customer services for the sold products by manufacturer;
o	A letter of promise to conduct the customer services and the business license of the new Customer Service Agent; and
o	The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

•	The document requirement for the change of Registration Agent in Registration Certificate:

o	The original Registration Certificate;
o	The original declaration of changing of Registration Agent;
o	The authorization letter to the new Registration Agent;
o	The promise letter from the new Registration Agent; and
o	The original Self-declaration to guaranty the truthfulness of documentation submitted (a list of documents submitted with legal consent should be included).

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

The certificate recognized or approved by the government agency of the country of origin to authorize the products as medical devices to enter into the market of that country refers to:

•	The certificate recognized or approved by the government of the country of origin to authorize the products as medical devices to enter into the market of the country

o	that any special authorization documents specified by the government agency of the country of origin for the medical devices to be put into the local foreign market, such formal authorization documents as 510 K or PMA of the U.S. FDA, and the CE certificate of the EU shall be submitted; or

o	If there is no special authorization documents are required to handle by the government agency of the country of origin or there is any change to the products on the basis of the products specified in the original special authorization documents, due to the difference in the partition of registration elements, no re-application is required by the government of the country of origin, the enterprise shall give a statement, and provide the following certificates: the free sale certificate issued by the government; or the certificate to the foreign government; and the enterprise self-guarantee declaration in conformance with the provisions concerned of local regulations.

•	If no document issued by the government of country of origin to authorize the medical devices to be put into market,

o	If the products shall be regulated as medical devices in the country of origin, but they have not been authorized by the government of country of origin to be put into market, the standards of the products to be registered authorized by the competent department shall be submitted; for the Class II or Class III products, the full-performance test reports, the clinical trial reports, the risk analysis reports within the territory of China and other documents necessary for the registration of import products shall be submitted, subject to which, the application may be accepted and after the acceptance, the on-site inspection of the production quality system will be arranged.

o	If the products shall be regulated as medical devices in the country of origin but need not be authorized by the government agency of the country of origin to put in the market because they are produced specifically for Chinese market, the first paragraph of this Article shall apply.

o	If the products fail to be regulated as the medical devices in the country of origin but the products are defined as the medical devices in China in accordance with the definitions of medical devices, the first paragraph of this Article shall apply.

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

Employees

We have no employees other than our sole officer and director and no formal employment agreements with our officer and director.  We intend to hire employees as our operations require expansion.  We anticipate we will hire 3 or 4 employees in the year of 2012 if the fund is available.  Our employees will help conduct market research and identify and secure sources of inventory as well as promote sales.  Our sole officer and director has agreed to devote such time as necessary for the development of our business.  It is anticipated that upon completion of the offering, our officer and director will devote full time to our business.  Our sole officer and director is entitled to reimbursement for reasonable out of pocket expenses incurred on our behalf.  We do not have a formal agreements or arrangement to continue payment in the future.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive offices and mailing address is 70 Daxin Jie, Daowai District, Harbin City, Heilongjiang Province, China. Our telephone number is (86) (0451) 82280845. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.  We have renewed our one-year lease with the landlord, with an option to extend another year. Our leased space is approximately 3,000 square foot, with a rent of $400.00 per month, which will be expire on May 31, 2012.   Our office building is located at Harbin High-tech Development Zone, which is leased to high-tech enterprises.  Our space is exclusively used by our company.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Over-the-Counter Bulletin Board under symbol CNMV.OB.  There is, however, no established public trading market for our common stock.

Holders

As of March 31, 2012 in accordance with our transfer agent records, we had 41 shareholders of record holding 3,550,000 shares of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Plan of Operations.

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

Results of Operations for the Year ended December 31, 2011 Compared to the Year ended December 31, 2010

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2011 and December 31, 2010.  Expenses during the year ended December 31, 2011 were $23,398 which consisted of office rent of $4,800, office expenses of $5,054, and professional fees of $13,544, giving us a net loss of $23,398.  For the same period in 2010, our expenses were $35,377, consisting of office rent of $4,800, office expenses of $1,577, and professional fees of $29,000, resulting in a net loss of $35,376.  Our expenses during the year ended December 31, 2011 is similar to those for the year ended December 31, 2010. The increase in our office expenses from $1,577 for the year ended December 31, 2010 to $5,054 for the year ended December 31, 2011 is principally attributable to the new XBRL conversion fee in 2011.  Our professional fees decreased from $29,000 for the year ended December 31, 2010 to $13,544 for the year ended December 31, 2011, as we required less professional service.  For the period of March 26, 2007 (inception) through the period ended December 31, 2011, our expenses were $342,283 and consisted of office rent of $22,000, office expenses of $12,136, consultancy fees of $25,000, and professional fees of $283,147 for a loss of $342,064, which included an interest income of $219.

Capital Resources and Liquidity

At December 31, 2011, we had $35 in available cash on hand which is our only asset at this time.  We had liabilities of $192,099 consisting of $17,099 in accrued expenses and a loan form a shareholder in the amount of $175,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company.  The loans are unsecured, non-interest bearing and have no fixed terms of repayment and there, are deemed payable on demand.  The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, including $14,000 for the year ended December 31, 2010 and $21,000 for the year ended December 31, 2011.

The Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register up to 600,000 shares of common stock.  The public offering price was $0.20 per share.  The registration statement was declared effective on February 8, 2008.  The Company completed its offering on March 14, 2008 and raised $110,000 from the sale of 550,000 shares of common stock.  As of December 31, 2011, we have expended all of these proceeds in our operations.

Our sole officer and director, Mr. Wu has promised to fund our operation in the next twelve months. Mr. Wu has been funding our operation since our inception. However there is no formal written commitment agreement.

Going Concern

We incurred net losses of $23,398 and $35,376 for the year ended December 31, 2011 and 2011, respectively, and $342,064 for the period March 26, 2007 (inception) through December 31, 2011. In addition, we had a working capital deficiency of $192,064 and a stockholders' deficiency of $192,064 at December 31, 2011. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2011. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer’s and director’s and his age as of March 30, 2012 are as follows:

Name	Age	Position

Jinzhao Wu	44	Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer and Director

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

Our sole director of the Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jinzhao Wu, Chief Executive Officer, President,	2011	$0	0	0	0	0	0	0	$0
Secretary, Treasurer and Director	2010	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2011 by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 30, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly. As of March 30, 2012, the Company had 3,550,000 shares of its common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Wu, our sole officer and director has made loans to the Company to finance operations. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The borrowing from Mr. Wu was $21,000 and $14,000 for the year ended December 31, 2011 and 2010, respectively. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were billed approximately $16,000 and $11,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2011 and 2010.

Tax Fees

For the Company’s fiscal years ended December 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2011 and 2010.

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

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Marketing Research Agreement (2)
10.2	Loan Agreement (3)
10.3	Subscription Agreement (1)
14.1	Code of Ethics (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1) Incorporated by reference to the registration statement filed with the SEC on Form SB-2 dated June 29, 2007.

(2) Incorporated by reference to the registration statement filed with the SEC on Form SB-2/A dated October 11, 2007.

(3) Incorporated by reference to the registration statement filed with the SEC on Form SB-2/A dated January 28, 2008.

(4) Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.

* Filed herein.

**In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.
Date: April 10, 2012	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer

Board of Directors

China Northern Medical Device, Inc.

( A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. ( a development stage company) as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2011, and the period March 26, 2007 (inception) through December 31, 2011. China Northern Medical Device, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. ( a development stage company) as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period March 26, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended December 31, 2011, and as of December 31, 2011, has a working capital deficiency and a shareholders' deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

April 10, 2012

China Northern Medical Device, Inc.

( A development stage company)

Balance Sheet

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$35	$99
Prepaid office rent	-	400
Total Current Assets	35	499

Total Assets	$35	$499

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	17,099	15,165
Loan from a shareholder (Note 6)	$175,000	$154,000
Total Current Liabilities	192,099	169,165

Commitments and Contingencies (Note 9)	-	-

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2011 and 2010	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
December 31, 2011 and 2010	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(342,064)	(318,666)
Stockholders' deficiency	(192,064)	(168,666)
Total Liabilities and Stockholders' Deficiency	$35	$499

China Northern Medical Device, Inc.

( A development stage company)

Statement of Operation

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2011	2010	2011

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	4,800	4,800	22,000
Office expenses	5,054	1,577	11,894
Bank fees			242
Consultancy Fees	-	-	25,000
Professional fees	13,544	29,000	283,147
Total Operating Expenses	23,398	35,377	342,283

Income (Loss) from Operation	(23,398)	(35,377)	(342,283)

Other Income (Expenses)
Interest Income	-	1	219
Total Other Income (Expenses)	-	1	219

Income (Loss) before Provision for Income Tax	(23,398)	(35,376)	(342,064)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(23,398)	$(35,376)	$(342,064)

Basic and fully diluted earnings (loss) per share	$(0.01)	$(0.01)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,439,035

China Northern Medical Device, Inc.

( A development stage company)

Statement of Changes in Shareholders’ Equity (Deficit)

For the Period March 26, 2007 (Inception) Through December 31, 2011

				Retained
	Common Stock		Additional	Earnings
	No Par Value		Paid-in	(Accumulated)
	Shares	Amount	Capital	(Deficit)	Totals
Balances at
the date of inception on
March 26, 2007	-	$-	$-	$-	$-

Proceeds from issuance of
common stock	3,000,000	300	39,700.00	-	40,000

Net income (loss)	-	-	-	(99,151)	(99,151)
Balances at
December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of
common stock	550,000	55	109,945	-	110,000

Net income (loss)	-	-	-	(151,799)	(151,799)
Balances at
December 31, 2008	3,550,000	$355	$149,645	$(250,950)	$(100,950)

Net income (loss)	-	-	-	(32,340)	(32,340)
Balances at
December 31, 2009	3,550,000	$355	$149,645	$(283,290)	$(133,290)

Net income (loss)	-	-	-	(35,376)	(35,376)
Balances at
December 31, 2010	3,550,000	$355	$149,645	$(318,666)	$(168,666)

Net income (loss)	-	-	-	(23,398)	(23,398)
Balances at
December 31, 2011	3,550,000	$355	$149,645	$(342,064)	$(192,064)

China Northern Medical Device, Inc.

( A development stage company)

Statement of Cash Flow

			For the Period
			March 26, 2007
	For the Year Ended		(inception) through
	December 31,		December 31,
	2011	2010	2011

Operating Activities

Net income (loss)	$(23,398)	$(35,376)	$(342,064)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	400	(400)	-
Increase (decrease) in accounts payable and accrued expenses	1,934	2,705	17,099
Net cash provided (used) by operating activities	(21,064)	(33,071)	(324,965)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	21,000	14,000	175,000
Net cash provided (used) by financing activities	21,000	14,000	325,000

Increase (decrease) in cash	(64)	(19,071)	35

Cash at beginning of period	99	19,170	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$35	$99	$35

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

China Northern Medical Device, Inc.

( A development stage company)

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

Note 2-GOING CONCERN

The Company incurred net losses of $23,398 and$35,376 for the year ended December 31, 2011 and 2010, respectively, and $342,064 for the period March 26, 2007 (inception) through December 31, 2011. In addition, the Company had a working capital deficiency of $192,064 and a stockholders' deficiency of $192,064 at December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through December 31, 2011, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2011 and 2010, respectively.

"Research and Development Costs "

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the year ended December 31, 2011 and 2010, respectively.

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

         Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2011 and 2010, respectively.

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

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2. Input other than quoted market prices that are observable, either directly or indirectly, and reasonably available. Observable inputs reflect the assumptions market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company.

Level 3:Unobservable inputs. Unobservable inputs reflect the assumptions that the Company develops based on available information about what market participants would use in valuing the asset or liability.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than

50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The adoption of this new guidance didn’t have a material effect on the Company’s financial position, results of operations, and cash flows.

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

Note 5-ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Note 6 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The borrowing from Mr. Wu was $21,000 and $14,000 for the year ended December 31, 2011 and 2010, respectively. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011.

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

Note 8 - OFFICE LEASE

The Company rents office premise and attached facilities for its headquarters. The lease is for a one-year period ended May 31, 2012. Rental expense amounted to $4,800 and $4,800 for the year ended December 31, 2011 and 2010, respectively.

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

