Form 10-Q
period 2012-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2012-05-11
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer (Do not check if a smaller reporting company)	¨	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 11, 2012, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

Match 31, 2012

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

SIGNATURES		14

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

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$141	$35
Total Current Assets	141	35

Total Assets	$141	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	6,120	17,099
Loan from a shareholder (Note 6)	$188,500	$175,000
Total Current Liabilities	194,620	192,099

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
March 31, 2012 and December 31, 2011
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
March 31, 2012 and December 31, 2011	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(344,479)	(342,064)
Stockholders' deficiency	(194,479)	(192,064)
Total Liabilities and Stockholders' Deficiency	$141	$35

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	1,200	1,200	23,200
Office expenses	95	280	12,231
Consultancy Fees	-	-	25,000
Professional fees	1,120	2,000	284,267
Total Operating Expenses	2,415	3,480	344,698

Income (Loss) from Operation	(2,415)	(3,480)	(344,698)

Other Income (Expenses)
Interest Income	-	-	219
Total Other Income (Expenses)	-	-	219

Income (Loss) before Provision for Income Tax	(2,415)	(3,480)	(344,479)

Provision for Income Tax	-	-	-

Net Income (Loss)	$(2,415)	$(3,480)	$(344,479)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,444,583

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(2,415)	$(3,480)	$(344,479)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	400	-
Increase (decrease) in accounts payable and accrued expenses	(10,979)	(1,950)	6,120
Net cash provided (used) by operating activities	(13,394)	(5,030)	(338,359)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	13,500	5,000	188,500
Net cash provided (used) by financing activities	13,500	5,000	338,500

Increase (decrease) in cash	106	(30)	141

Cash at beginning of period	35	99	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$141	$69	$141

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011.

Note 2- ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March

26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in the Accounting Standards Codification ("ASC") 915, "Development Stage Entities", issued by the Financial Accounting Standards Board ("FASB") .. The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America .. There is no assurance, however, that the Company will achieve its objectives or goals.

Note 3- GOING CONCERN

The Company incurred net losses of $2,415 for the three months ended March 31, 2012, and

$23,398 for the year ended December 31, 2011. In addition, the Company had a working capital deficiency of $194,479 and a stockholders' deficiency of $194,479 at March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2012, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Concentrations of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains its cash and cash equivalents with high- quality institutions. Deposits held with banks in PRC may not be insured or exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and therefore bear minimal risk.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the three months ended March 31, 2012 and 2011, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended March 31, 2012 and 2011, respectively.

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

Effective January 1, 2007, the Company adopted a new FASB guidance, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The new FASB guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB guidance also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with the new FASB guidance, the Company performed a self- assessment and concluded that there were no significant uncertain tax positions requiring recognition in its financial statements.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-

270, "Interim Reporting". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2012 and 2011, respectively.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows. ..

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

Note 6- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                                                            March 31, December 31,

      2012                 2011

(unaudited)

                     Accrued professional fees                                                                           $ 4,120           $ 10,580

                     Accrued office rent                                                                                                    -                   3,900

                      Accrued office expenses                                                                                   2,000                 2,619

                     Total accounts payable and accrued expenses                                          $ 6,120              $ 17,099

Note 7- LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and

$13,500 and $5,000 for the three months ended March 31, 2012 and 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended March 31, 2012 and 2011 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2012 Compared to the Three months ended March 31, 2011

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2012 and March 31, 2011. Expenses for the three months ended March 31, 2012 were $2,415 which consisted of office rent, office expenses and professional fees giving us a net loss of $2,415. For the same period in 2011, our expenses were $3,480 consisting of office rent, office expenses, and professional fees resulting in a net loss of $3,480 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2012, we had $141 in available cash on hand which is our only asset at this time. We had liabilities of $194,620 consisting of $6,120 in accounts payable and accrued expenses and a loan from a shareholder in the amount of $188,500.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and $13,500 and $5,000 or the three months ended March 31, 2012 and 2011, respectively.

GOING CONCERN

The Company incurred net losses of $2,415 for the three months ended March 31, 2012, and $23,398 for the year ended December 31, 2011. In addition, the Company had a working capital deficiency of $194,479 and a stockholders' deficiency of $194,479 at March 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended March 31, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes are effective January 1, 2012. Early application is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows. .

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

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-Q for the quarterly period ended March 31, 2012 furnish in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 11, 2012	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)