Form 10-Q
period 2012-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2012-08-20
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 20, 2012, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

June 30, 2012

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

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$133	$35
Total Current Assets	133	35

Total Assets	$133	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	10,320	17,099
Loan from a shareholder (Note 6)	$190,500	$175,000
Total Current Liabilities	200,820	192,099

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
June 30, 2012 and December 31, 2011
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
June 30, 2012 and December 31, 2011	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(350,687)	(342,064)
Stockholders' deficiency	(200,687)	(192,064)
Total Liabilities and Stockholders' Deficiency	$133	$35

STATEMENT OF OPERATIONS

						For the Period
						March 26, 2007
	For the Three Months Ended		For the Six Months Ended			(inception) through
	June 30,		June 30,			June 30,
	2012	2011	2012		2011	2012
	(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-		$-	$-
Costs of Sales	-	-	-		-	-
Gross Profit	-	-	-		-	-

Operating Expenses
Office rent	1,200	1,200	2,400		2,400	24,400
Office expenses	2,008	155	2,103		435	14,239
Consultancy Fees	-	-	-		-	25,000
Professional fees	3,000	2,000	4,120		4,000	287,267
Total Operating Expenses	6,208	3,355	8,623		6,835	350,906

Income (Loss) from Operation	(6,208)	(3,355)	(8,623)		(6,835)	(350,906)

Other Income (Expenses)
Interest Income	-	-	-		-	219
Total Other Income (Expenses)	-	-	-		-	219

Income (Loss) before Provision for Income Tax	(6,208)	(3,355)	(8,623)		(6,835)	(350,687)

Provision for Income Tax	-	-	-		-	-

Net Income (Loss)	$(6,208)	$(3,355)	$(8,623)	$	(6,835)	$(350,687)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)		$(0.00)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000		3,550,000	3,449,603

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	June 30,		June 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(8,623)	$(6,835)	$(350,687)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	400	-
Increase (decrease) in accounts payable and accrued expenses	(6,779)	(1,405)	10,320
Net cash provided (used) by operating activities	(15,402)	(5,030)	(340,367)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	15,500	5,000	190,500
Net cash provided (used) by financing activities	15,500	5,000	340,500

Increase (decrease) in cash	98	(30)	133

Cash at beginning of period	35	99	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$133	$69	$133

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

                                                        NOTES TO FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ( “ GAAP ” ) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30,2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011.

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

Note 3- GOING CONCERN

The Company incurred net losses of $8,623 for the six months ended June 30, 2012, and $23,398 for the year ended December 31, 2011. In addition, the Company had a working capital deficiency of $200,687 and a stockholders' deficiency of $200,687 at June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2012, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended June 30, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2012 and 2011, respectively.

Comprehensive Income

FASB ASC 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

                   Segment Reporting

FASB ASC 820 “ Segments Reporting ” establishes standards for reporting information about operating segments on a basis consistent with the Company ’ s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company currently plans on operating in one principal business segment.

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

Note 6- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                                                                                                 June 30,           December 31,

                                                                                                                                                        2012 (unaudited)              2011

                   Accrued professional fees                                                                                             $ 7,120                  $ 10,580

                   Accrued office rent ------------------------------------------------------------------------             1,200                       3,900

                   Accrued office expenses                                                                                                     2,000                       2,619

               Total accounts payable and accrued expenses                                                           $ 10,320                  $ 17,099

Note 7- LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and $15,500 and $5,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended June 30, 2012 and 2011 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on June 30, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2012 and 2011

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2012 and June 30, 2011. Expenses for the three months ended June 30, 2012 were $6,208 which consisted of office rent, office expenses and professional fees giving us a net loss of $6,208. For the same period in 2011, our expenses were $3,355 consisting of office rent, office expenses, and professional fees resulting in a net loss of $3,355 from operation.

For the six months ended June 30, 2012 and 2011

We have experienced losses since inception. We generated $0 in revenues from operations for the six months ended June 30, 2012 and June 30, 2011. Expenses for the six months ended June 30, 2012 were $8,623 which consisted of office rent, office expenses and professional fees giving us a net loss of $8,623. For the same period in 2011, our expenses were $6,835 consisting of office rent, office expenses, and professional fees resulting in a net loss of $6,835 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2012, we had $133 in available cash on hand which is our only asset at this time. We had liabilities of $200,820 consisting of $10,320 in accounts payable and accrued expenses and a loan from a shareholder in the amount of $190,500.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and $2,000, $0, $15,500 , and $5,000 for the three months ended June 30, 2012 and 2011 and the six months ended June 30, 2012 and 2011, respectively.

GOING CONCERN

The Company incurred net losses of $6,208 for the three months ended June 30, 2012, $8,623 for the six months ended June 30, 2012, and $23,398 for the year ended December 31, 2011. In addition, the Company had a working capital deficiency of $200,687 and a stockholders' deficiency of $200,687 at June 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended June 30, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In June 2011, the FASB issued amended disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in equity. Under the amended guidance, all changes in OCI are to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The changes wereeffective January 1, 2012. Early application is permitted. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

In January 2011, the FASB temporarily deferred the disclosures regarding troubled debt restructurings which were included in the disclosure requirements about the credit quality of financing receivables and the allowance for credit losses which was issued in July 2010. In April 2011, the FASB issued additional guidance and clarifications to help creditors in determining whether a creditor has granted a concession, and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The new guidance and the previously deferred disclosures wereeffective July 1, 2011 applied retrospectively to January 1, 2011. Prospective application is required for any new impairments identified as a result of this guidance. The adoption of this new guidance did not have a material effect on the Company’s financial position, results of operations, and cash flows.

OFFBALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on the Company.

Item 1A.Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6. Exhibits.

<
Exhibit Number	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 20, 2012	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)