Form 10-Q
period 2012-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2012-11-15
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                 For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 14, 2012, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

1-

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

September 30, 2012

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	4.
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14
Item 4.	Controls and Procedures.	14

PART II - OTHER INFORMATION

Item 6.	Exhibits.	14

SIGNATURES		14

2-

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$13	$35
Total Current Assets	13	35

Total Assets	$13	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	12,400	17,099
Loan from a shareholder (Note 6)	$191,500	$175,000
Total Current Liabilities	203,900	192,099

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
September 30, 2012 and December 31, 2011
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
September 30, 2012 and December 31, 2011	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(353,887)	(342,064)
Stockholders' deficiency	(203,887)	(192,064)
Total Liabilities and Stockholders' Deficiency	$13	$35

3-

STATEMENT OF OPERATIONS

						For the Period
						March 26, 2007
	For the Three Months Ended		For the Nine Months Ended			(inception) through
	September 30,		September 30,			September 30,
	2012	2011	2012		2011	2012
	(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)

Revenues
Sales	$-	$-	$-		$-	$-
Costs of Sales	-	-	-		-	-
Gross Profit	-	-	-		-	-

Operating Expenses
Office rent	1,200	1,200	3,600		3,600	25,600
Office expenses		2,155	2,103		2,590	14,239
Consultancy Fees	-	-	-		-	25,000
Professional fees	2,000	2,000	6,120		6,000	289,267
Total Operating Expenses	3,200	5,355	11,823		12,190	354,106

Income (Loss) from Operation	(3,200)	(5,355)	(11,823)		(12,190)	(354,106)

Other Income (Expenses)
Interest Income	-	-	-		-	219
Total Other Income (Expenses)	-	-	-		-	219

Income (Loss) before Provision for Income Tax	(3,200)	(5,355)	(11,823)		(12,190)	(353,887)

Provision for Income Tax	-	-	-		-	-

Net Income (Loss)	$(3,200)	$(5,355)	$(11,823)	$	(12,190)	$(353,887)

Basic and fully diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)		$(0.00)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000		3,550,000	3,454,167

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	September 30,		September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(11,823)	$(12,190)	$(353,887)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	400	-
Increase (decrease) in accounts payable and accrued expenses	(4,699)	(7,274)	12,400
Net cash provided (used) by operating activities	(16,522)	(19,064)	(341,487)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-		150,000
Loans from a shareholder	16,500	19,000	191,500
Net cash provided (used) by financing activities	16,500	19,000	341,500

Increase (decrease) in cash	(22)	(64)	13

Cash at beginning of period	35	99	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$13	$35	$13

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Note 3- GOING CONCERN

The Company incurred net losses of $11,823 for the nine months ended September 30, 2012, and $23,398 for the year ended December 31, 2011.

In addition, the Company had a working capital deficiency of $203,887 and a stockholders' deficiency of $203,887 at September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the six months ended September 30, 2012 and 2011, respectively.

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

Note 6- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                                                                                                                             September 30,           December 31,

                                                                                                                                                        2012 (unaudited)              2011

                   Accrued professional fees                                                                                             $ 8,000                  $ 10,580

                   Accrued office rent ------------------------------------------------------------------------                                             3,900

                   Accrued office expenses                                                                                                     2,000                       2,619

               Total accounts payable and accrued expenses                                                           $ 10,000                  $ 17,099

Note 7- LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and $19,000 and

$19,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended September 30, 2012 and 2011 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on September 30, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2012 and 2011

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended September 30, 2012 and September 30, 2011. Expenses for the three months ended September 30, 2012 were $3,200 which consisted of office rent, office expenses and professional fees giving us a net loss of $3,200. For the same period in 2011, our expenses were $5,355 consisting of office rent, office expenses, and professional fees resulting in a net loss of $5,355 from operation.

For the nine months ended September 30, 2012 and 2011

We have experienced losses since inception. We generated $0 in revenues from operations for the nine months ended September 30, 2012 and September 30, 2011. Expenses for the nine months ended September 30, 2012 were $11,823 which consisted of office rent, office expenses and professional fees giving us a net loss of $11,823. For the same period in 2011, our expenses were $12,190 consisting of office rent, office expenses, and professional fees resulting in a net loss of $12,190 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2012, we had $113 in available cash on hand which is our only asset at this time. We had liabilities of $204,000 consisting of $10,000 in accounts payable and accrued expenses and a loan from a shareholder in the amount of $194,000.

Our sole officer and director, Mr. Wu, has financed our operations to date by making loans to the Company. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $175,000 for the period March 26, 2007 (inception) through December 31, 2011, and $3,500, $14,000, $19,000, and $19,000 for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively.

GOING CONCERN

The Company incurred net losses of $3,200 for the three months ended September 30, 2012, $11,823 for the nine months ended September 30, 2012, and $353,887 for the period March 26, 2007 (inception) through September 30, 2012. In addition, the Company had a working capital deficiency of $203,887 and a stockholders' deficiency of $203,887 at September 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended September 30, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

OFF BALANCE SHEET ARRANGEMENTS

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November 14, 2012	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)