Form 10-Q/A
period 2012-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2012-12-12
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment  No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of November 19, 2012, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

1

EXPLANATORY NOTE

China Northern Medical Device, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 15, 2012 (the “Original Filing Date”), to revise the following disclosures in Item 1 “Financial Statements” of Part I “Financial Information”:

1.	The “Assets “and “Liabilities and Shareholders’ Equity” in Item 1 “Financial Statements” of Part I “Financial Information” have been adjusted to reflect the correct figures as the three months ended September 30, 2012.

2.	The “Decrease in Accounts Payable and Accrued Expenses,” “Loans from Shareholders,” “Net Cash Provided by Financing Activities,” “Increase (Decrease) in Cash,” and “Cash at End of Period” in Item 1 “Financial Statements” of Part I “Financial Information” have been adjusted to reflect the correct figures as of the three months ended September 30, 2012 and the Period March 26, 2007 (inception) through September 30, 2012.

3.	We have revised the dates in Note 1, Note 3, and Note 5 in Item 1 “Financial Statements” of Part I “Financial Information” to reflect the correct dates as of the date of the Form 10-Q.

Although this Amendment supersedes the Original Form 10-Q in its entirety, this Amendment amends and restates only Item 1 of Part I. No other information in the Original Form 10-Q is amended hereby. This Amendment speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

2

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

September 30, 2012

INDEX

		Page Number
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	5

PART II - OTHER INFORMATION

Item 6.	Exhibits.	13

SIGNATURES		13

3-

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

4

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC.
(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$113	$35
Total Current Assets	1 13	35

Total Assets	$113	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	10,000	17,099
Loan from a shareholder (Note 6)	$194,000	$175,000
Total Current Liabilities	204,000	192,099

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of	-	-
September 30, 2012 and December 31, 2011
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of
September 30, 2012 and December 31, 2011	355	355
Additional paid-in capital	149,645	149,645
Deficit accumulated during the development stage	(353,887)	(342,064)
Stockholders' deficiency	(203,887)	(192,064)
Total Liabilities and Stockholders' Deficiency	$113	$35

5-

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

CHINA NORTHERN MEDICAL DEVICE, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	September 30,		September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(11,823)	$(12,190)	$(353,887)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	-	400	-
Increase (decrease) in accounts payable and accrued expenses	(7,099)	(7,274)	10,000
Net cash provided (used) by operating activities	(18,922)	(19,064)	(343,887)

Investing Activities

Net cash (used) by investing activities	-	-	-

Financing Activities

Proceeds from issuance of common stock	-		150,000
Loans from a shareholder	19,000	19,000	194,000
Net cash provided (used) by financing activities	19,000	19,000	344,000

Increase (decrease) in cash	78	(64)	113

Cash at beginning of period	35	99	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$113	$35	$113

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

                                                        NOTES TO FINANCIAL STATEMENTS

Note 1- BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30,2012 and the three and nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30,2012 and 2011 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2011.

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

During the period March 26, 2007 (inception) through September 30, 2012, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the nine months ended  September 30, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flow.

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

PART II - OTHER INFORMATION

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: December 11, 2012	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)