Form 10-K
period 2012-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-04-16
CIK 1402737

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-53089

CHINA NORTHERN MEDICAL DEVICE, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for our common stock.

As of February 21, 2013, the registrant had 3,550,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

1

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

General controls include:

•	Establishment registration (use FDA Form 2891) of companies which are required to register under 21 CFR part 07.20, such as manufacturers, distributors, repackagers and relabelers, and foreign firms.
•	Medical device listing (use FDA Form 2892) with FDA of devices to be marketed.
•	Manufacturing devices in accordance with the Quality Systems regulation (GMP's) in 21 CFR Part 820.
•	Labeling devices in accordance with labeling regulations in 21 CFR Part 801 or 809.
•	Submission of a premarket notification 510(k) before marketing a device.

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
• Postamendment (i.e. introduced to the U.S. market after May 28, 1976)
• Class III devices which are substantially equivalent to preamendment (i.e. introduced into the U.S. market before May 28, 1976)
• Class III devices and for which the regulation calling for the premarket approval application has not been published in the CFR.

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

The FFD&C Act defines "label" as: a “[Display of written, printed, or graphic matter upon the immediate container of any article…” The FFD&C Act defines "labeling" as: "[All labels and other written, printed, or graphic matter upon any article or any of its containers or wrappers, or accompanying such article."

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

Item 2. Properties.

Our principal executive offices and mailing address is 70 Daxin Jie, Daowai District, Harbin City, Heilongjiang Province, China. Our telephone number is (86) (0451) 82280845. We have no plans to expand beyond our current facilities and we intend to maintain our current office situation for at least the next twelve months.  We have renewed our one-year lease with the landlord, with an option to extend another year. Our leased space is approximately 3,000 square foot, with a rent of $400.00 per month, which will be expiring on May 31, 2013.   Our office building is located at Harbin High-tech Development Zone, which is leased to high-tech enterprises.  Our space is exclusively used by our company.

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

Holders

As of March 29, 2013 in accordance with our transfer agent records, we had 41 shareholders of record holding 3,550,000 shares of our common stock.

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

Results of Operations for the Year ended December 31, 2012 Compared to the Year ended December 31, 2011

We have experienced losses since inception.  We generated $0 in revenues from operations during the year ended December 31, 2012 and December 31, 2011.  Expenses during the year ended December 31, 2012 were $13,627 which consisted of office rent of $4,800, office expenses of $2,107 and professional fees of $6,720 giving us a net loss of $13,627.  For the same period in 2011, our expenses were $23,398, consisting of office rent of $4,800, office expenses of $5,054, and professional fees of $13,544 resulting in a net loss of $23,398.  Our expenses during the year ended December 31, 2012 are similar to those for the year ended December 31, 2011. The decrease in our office expenses from $5,054 for the year ended December 31, 2011 to $2,107 for the year ended December 31, 2012 is principally attributable to the decrease in office staffing.  Our professional fees decreased from $13,544 for the year ended December 31, 2011 to $6,720 for the year ended December 31, 2012, as we required less professional service.  For the period of March 26, 2007 (inception) through the period ended December 31, 2012, our expenses were $355,910 and consisted of office rent of $26,800, office expenses of $14,001 consultancy fees of $25,000, and professional fees of $289,867 for a loss of $355,691 which included an interest income of $219.

Capital Resources and Liquidity

At December 31, 2012, we had $113 in available cash on hand and $800 in prepaid rent which are our only assets at this time.  We had liabilities of $6,604 consisting of accrued Professional fees.

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The borrowing from Mr. Wu was $25,000 and $21,000 for the year ended December 31, 2012 and 2011, respectively. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012.  On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company.

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

Going Concern

The Company incurred net losses of $13,627 and $23,398 for the year ended December 31, 2012 and 2011, respectively and $355,691 for the period March 26, 2007 (inception) through December 31, 2012. In addition, the Company had a stockholders' deficiency of $5,691 at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the year ended December 31, 2012. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.   In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flows.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our sole executive officer’s and director’s and his age as of February 21, 2013 are as follows:

Name	Age	Position

Jinzhao Wu	46	Chief Executive Officer, Chief Financial Officer, President, Secretary/Treasurer and Director

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Jinzhao Wu, Chief Executive Officer, President,	2012	$0	0	0	0	0	0	0	$0
Secretary, Treasurer and Director	2011	$0	0	0	0	0	0	0	$0

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through December 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2012 by the executive officer named in the Summary Compensation Table.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 28, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly. As of March 28, 2013, the Company had 3,550,000 shares of its common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Wu, our sole officer and director has made loans to the Company to finance operations. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity.. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012. Before years end December 31, 2012 Mr. Wu contributed his loan due of $200,000 to Paid in Capital.

Item 14. Principal Accountant Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $11,000 and $16,000 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2012 and 2011.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Marketing Research Agreement (2)
10.2	Loan Agreement (3)
10.3	Subscription Agreement (1)
14.1	Code of Ethics (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Temporary Hardship Exemption per Regulation S-T *
101.INS	XBRL Instance Document***
101.SCH	XBRL Extension Schema***
101.CAL	XBRL Calculation Linkbase***
101.DEF	XBRL Definition Linkbase***
101.LAB	XBRL Label Linkbase***
101.PRE	XBRL Presentation Linkbase***

______________________

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

*** To be filed or furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: April 16, 2013	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer

CHINA NORTHERN MEDICAL DEVICE, INC

  ( A Development Stage Company)

FINANCIAL STATEMENTS

At December 31, 2012 and  2011 and

for the years ended December 31, 2012 and 2011

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

KEITH K. ZHEN, CPA

CERTIFIED PUBLIC ACCOUNTANT

2070 WEST 6TH STREET - BROOKLYN, NY 11223 - TEL (347) 408-0693 - FAX (347) 602-4868 - EMAIL :KEITHZHEN@GMAIL.COM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Northern Medical Device, Inc.

( A development stage company)

We have audited the accompanying balance sheet of China Northern Medical Device, Inc. ( a development stage company) as of  December 31, 2012 and 2011, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended  December 31, 2012, and the period March 26, 2007 (inception) through December 31, 2012.  China Northern Medical Device, Inc’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Northern Medical Device, Inc. ( a development stage company) as of  December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended  December 31, 2012, and the period March 26, 2007 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for each of the years in the two-year period ended  December 31, 2012, and as of December 31, 2012, has a shareholders' deficiency.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Keith K. Zhen, CPA

Keith K. Zhen, CPA

Brooklyn, New York

April 16, 2013

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$113	$35
Prepaid office rent	800	–
Total Current Assets	913	35

Total Assets	$913	$35

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 5)	6,604	17,099
Loan from a shareholder (Note 6)	$–	$175,000
Total Current Liabilities	6,604	192,099

Commitments and Contingencies (Note 9)	–	–

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2012 and 2011	–	–
Common stock, par value $0.0001, 100,000,000 shares authorized; 3,550,000 shares issued and outstanding as of December 31, 2012 and 2011	355	355
Additional paid-in capital	349,645	149,645
Deficit accumulated during the development stage	(355,691)	(342,064)
Stockholders' deficiency	(5,691)	(192,064)
Total Liabilities and Stockholders' Deficiency	$913	$35

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended		For the Period March 26, 2007 (inception) through
	December 31,		December 31,
	2012	2011	2012

Revenues
Sales	$–	$–	$–
Costs of Sales	–	–	–
Gross Profit	–	–	–

Operating Expenses
Office rent	4,800	4,800	26,800
Office expenses	2,107	5,054	14,001
Bank fees	–	–	242
Consultancy Fees	–	–	25,000
Professional fees	6,720	13,544	289,867
Total Operating Expenses	13,627	23,398	355,910

Loss from Operation	(13,627)	(23,398)	(355,910)

Other Income
Interest Income	–	–	219
Total Other Income	–	–	219

Loss before Provision for Income Tax	(13,627)	(23,398)	(355,691)

Provision for Income Tax	–	–	–

Net Loss	$(13,627)	$(23,398)	$(355,691)

Basic and fully diluted loss per share	$(0.00)	$(0.01)	$(0.10)

Weighted average shares outstanding	3,550,000	3,550,000	3,458,333

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

FOR PERIOD MARCH 26, 2007 (INCEPTION) THROUGH December 31, 2012

				Retained
	Common Stock		Additional	Earnings
	No Par Value		Paid-in	(Accumulated)
	Shares	Amount	Capital	(Deficit)	Totals

Balances at the date of inception on March 26, 2007	–	$–	$–	$–	$–

Proceeds from issuance of common stock	3,000,000	300	39,700.00	–	40,000

Net income (loss)	–	–	–	(99,151)	(99,151)
Balances at December 31, 2007	3,000,000	$300	$39,700	$(99,151)	$(59,151)

Proceeds from issuance of common stock	550,000	55	109,945	–	110,000

Net income (loss)	–	–	–	(151,799)	(151,799)
Balances at December 31, 2008	3,550,000	$355	$149,645	$(250,950)	$(100,950)

Net income (loss)	–	–	–	(32,340)	(32,340)
Balances at December 31, 2009	3,550,000	$355	$149,645	$(283,290)	$(133,290)

Net income (loss)	–	–	–	(35,376)	(35,376)
Balances at December 31, 2010	3,550,000	$355	$149,645	$(318,666)	$(168,666)

Net income (loss)	–	–	–	(23,398)	(23,398)
Balances at December 31, 2011	3,550,000	$355	$149,645	$(342,064)	$(192,064)

Debt conversion	–	–	200,000	–	200,000

Net income (loss)	–	–	–	(13,627)	(13,627)
Balances at December 31, 2012	3,550,000	$355	$349,645	$(355,691)	$(5,691)

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended		For the Period March 26, 2007 (inception) through
	December 31,		December 31,
	2012	2011	2012

Operating Activities

Net loss	$(13,627)	$(23,398)	$(355,691)

Adjustments to reconcile net loss to net cash used by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	(800)	400	(800)
Increase (decrease) in accounts payable and accrued expenses	(10,495)	1,934	6,604
Net cash used by operating activities	(24,922)	(21,064)	(349,887)

Investing Activities

Net cash (used) by investing activities	–	–	–

Financing Activities

Proceeds from issuance of common stock	–	–	150,000
Loans from a shareholder	25,000	21,000	200,000
Net cash provided by financing activities	25,000	21,000	350,000

Increase (decrease) in cash	78	(64)	113

Cash at beginning of period	35	99	–
Effects of exchange rates on cash	–	–	–
Cash at end of period	$113	$35	$113

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

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

Note 2- GOING CONCERN

The Company incurred net losses of $13,627 and $23,398  for the year ended December 31, 2012 and 2011, respectively, and $355,691 for the period March 26, 2007 (inception) through December 31, 2012. In addition, the Company had a stockholders' deficiency of $5,691 at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through December 31, 2012, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 6.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the year ended December 31, 2012 and 2011, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the year ended December 31, 2012 and 2011, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2012 and 2011, respectively.

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

In December 2011, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2011-12 (“ASU 2011-12”), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The provisions of ASU 2011-12 became effective in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-12 did not materially impact on the Company’s financial position, results of operations, and cash flows.

Note 5- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,	December 31,
	2012	2011

Accrued professional fees	$6,604	$10,580
Accrued office rent	–	3,900
Accrued office expenses	–	2,619
Total accounts payable and accrued expenses	$6,604	$17,099

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6- LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The borrowing from Mr. Wu was $25,000 and $21,000 for the year ended December 31, 2012 and 2011, respectively. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012.  On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company.

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

On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company.

Note 8- OFFICE LEASE

The Company rents office premise and attached facilities for its headquarters. The lease is for a one-year period ended May 31, 2013.  Rental expense amounted to $4,800 and $4,800 for the year ended December 31, 2012 and 2011, respectively.

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

