Form 10-K/A
period 2012-12-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-04-22
CIK 1402737

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on April 16, 2013, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 16, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit Title
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Marketing Research Agreement (2)
10.2	Loan Agreement (3)
10.3	Subscription Agreement (1)
14.1	Code of Ethics (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Temporary Hardship Exemption per Regulation S-T *
101.INS	XBRL Instance Document**
101.SCH	XBRL Extension Schema**
101.CAL	XBRL Calculation Linkbase**
101.DEF	XBRL Definition Linkbase**
101.LAB	XBRL Label Linkbase**
101.PRE	XBRL Presentation Linkbase**

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

* Previously furnished or filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: April 22, 2013	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer