Form 10-Q
period 2013-03-31
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-05-14
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of May 10, 2013, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

March 31, 2013

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

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$113	$113
Prepaid office rent	–	800
Total Current Assets	113	913

Total Assets	$113	$913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	14,068	6,604
Loan from a shareholder (Note 7)	$–	$–
Total Current Liabilities	14,068	6,604

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2013 and December 31, 2012	–	–
Common stock, par value $0.0001, 100,000,000 shares authorized; 3,550,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	355	355
Additional paid-in capital	349,645	349,645
Deficit accumulated during the development stage	(363,955)	(355,691)
Stockholders' deficiency	(13,955)	(5,691)
Total Liabilities and Stockholders' Deficiency	$113	$913

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$–	$–	$–
Costs of Sales	–	–	–
Gross Profit	–	–	–

Operating Expenses
Office rent	1,200	1,200	28,000
Office expenses	2,464	95	16,707
Consultancy Fees	–	–	25,000
Professional fees	4,600	1,120	294,467
Total Operating Expenses	8,264	2,415	364,174

Income (Loss) from Operation	(8,264)	(2,415)	(364,174)

Other Income (Expenses)
Interest Income	–	–	219
Total Other Income (Expenses)	–	–	219

Income (Loss) before Provision for Income Tax	(8,264)	(2,415)	(363,955)

Provision for Income Tax	–	–	–

Net Income (Loss)	$(8,264)	$(2,415)	$(363,955)

Basic and fully diluted earnings (loss) per share	$(0.002)	$(0.001)	$(0.11)

Weighted average shares outstanding	3,550,000	3,550,000	3,462,153

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31,		March 31,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(8,264)	$(2,415)	$(363,955)

Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	800	–	–
Increase (decrease) in accounts payable and accrued expenses	7,464	(10,979)	14,068
Net cash provided (used) by operating activities	–	(13,394)	(349,887)

Investing Activities

Net cash (used) by investing activities	–	–	–

Financing Activities

Proceeds from issuance of common stock	–	–	150,000
Loans from a shareholder	–	13,500	200,000
Net cash provided (used) by financing activities	–	13,500	350,000

Increase (decrease) in cash	–	106	113

Cash at beginning of period	113	35	–
Effects of exchange rates on cash	–	–	–
Cash at end of period	$113	$141	$113

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2012.

Note 2 - ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year ending.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in the Accounting Standards Codification ("ASC") 915, "Development Stage Entities", issued by the Financial Accounting Standards Board ("FASB"). The Company plans on becoming involved in the business of marketing medical devices and providing consulting services to medical device manufactures in the People's Republic of China ("PRC") and North America. There is no assurance, however, that the Company will achieve its objectives or goals.

Note 3 - GOING CONCERN

The Company incurred net losses of $8,264 for the three months ended March 31, 2013, and $13,627 for the year ended December 31, 2012. In addition, the Company had a working capital deficiency of $13,955 and a stockholders' deficiency of $13,955 at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2013, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu Jinzhao, as more fully disclosed in Note 7.

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

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

CHINA NORTHERN MEDICAL DEVICE, INC.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35. Advertising costs were immaterial for the three months ended March 31, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the three months ended March 31, 2013 and 2012, respectively.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2013 and 2012, respectively.

CHINA NORTHERN MEDICAL DEVICE, INC.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31,	December 31,
	2012	2011
	(unaudited)

Accrued professional fees	$11,200	$6,604
Accrued office rent	400	–
Accrued office expenses	2,468	–
Total accounts payable and accrued expenses	$14,068	$6,604

CHINA NORTHERN MEDICAL DEVICE, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012. On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company. The borrowing from Mr. Wu was $0 and $13,500 for the three months ended March 31, 2013 and 2012, respectively.

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

Note 9 - OFFICE LEASE

The Company rents office premise and attached facilities for its headquarters. The lease is for a one-year period ended May 31, 2013. Rental expense amounted to $1,200 and $1,200 for the three months ended March 31, 2013 and 2012, respectively.

Note 10 - COMMITMENTS AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended March 31, 2013 and 2012 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on September 30, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

In addition to implementing a strong marketing and branding campaign, we intend to establish multiple venues for the sale of our products including an e-commerce platform, establish a sales network in major cities and cooperate with local shops and business entities to sell our products.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2013 and March 31, 2012. Expenses for the three months ended March 31, 2013 were $8,264 which consisted of office rent, office expenses and professional fees giving us a net loss of $8,264. For the same period in 2012, our expenses were $2,415 consisting of office rent, office expenses, and professional fees resulting in a net loss of $2,415 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2013 we had $113 in available cash on hand which is our only asset at this time. We had liabilities of $14,068 consisting of $14,068 in accounts payable and accrued expenses.

GOING CONCERN

The Company incurred net losses of $8,264 for the three months ended March 31, 2013, and $13,627 for the year ended December 31, 2012. In addition, the Company had a working capital deficiency of $13,955 and a stockholders' deficiency of $13,955 at March 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.   There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.   The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.   During the period March 26, 2007 (inception) through March 31, 2013, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu. Jinzhao.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended March 31, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update No. 2012-02 (“ASU 2011-12”), Testing Indefinite-Lived Intangible Assets for Impairment. Under this standard, entities testing long-lived intangible assets for impairment now have an option of performing a qualitative assessment to determine whether further impairment testing is necessary. If an entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This ASU is effective beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, and cash flows.

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

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: May 14, 2013	By:	/s/ Jinzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

