Form 10-Q
period 2013-06-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-08-14
CIK 1402737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of August 8, 2013, 3,550,000 shares, par value $0.0001 per share, of our common stock were issued and outstanding.

CHINA NORTHERN MEDICAL DEVICE, INC.

FORM 10-Q

June 30, 2013

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

Part I – Financial Information

Item 1. Financial Statements.

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$89	$113
Prepaid office rent	–	800
Total Current Assets	89	913

Total Assets	$89	$913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	17,868	6,604
Loan from a shareholder (Note 7)	$2,900	$–
Total Current Liabilities	20,768	6,604

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2013 and December 31, 2012	–	–
Common stock, par value $0.0001, 100,000,000 shares authorized; 3,550,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	355	355
Additional paid-in capital	349,645	349,645
Deficit accumulated during the development stage	(370,679)	(355,691)
Stockholders' deficiency	(20,679)	(5,691)
Total Liabilities and Stockholders' Deficiency	$89	$913

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Six Months Ended		(inception) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues
Sales	$–	$–	$–	$–	$–
Costs of Sales	–	–	–	–	–
Gross Profit	–	–	–	–	–

Operating Expenses
Office rent	1,200	1,200	2,400	2,400	29,200
Office expenses	4,524	2,008	6,988	2,103	21,231
Consultancy Fees	–	–	–	–	25,000
Professional fees	1,000	3,000	5,600	4,120	295,467
Total Operating Expenses	6,724	6,208	14,988	8,623	370,898

Income (Loss) from Operation	(6,724)	(6,208)	(14,988)	(8,623)	(370,898)

Other Income (Expenses)
Interest Income	–	–	–	–	219
Total Other Income (Expenses)	–	–	–	–	219

Income (Loss) before Provision for Income Tax	(6,724)	(6,208)	(14,988)	(8,623)	(370,679)

Provision for Income Tax	–	–	–	–	–

Net Income (Loss)	$(6,724)	$(6,208)	$(14,988)	$(8,623)	$(370,679)

Basic and fully diluted earnings (loss) per share	$(0.002)	$(0.002)	$(0.004)	$(0.002)	$(0.107)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,462,153

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Six Months Ended		(inception) through
	June 30,		June 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Operating Activities

Net income (loss)	$(14,988)	$(8,623)	$(370,679)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Changes in operating assets and liabilities:

Decrease (Increase) in prepaid office rent	800	–	–
Increase (decrease) in accounts payable and accrued expenses	11,264	(6,779)	17,868
Net cash provided (used) by operating activities	(2,924)	(15,402)	(352,811)

Investing Activities

Net cash (used) by investing activities	–	–	–

Financing Activities

Proceeds from issuance of common stock	–	–	150,000
Loans from a shareholder	2,900	15,500	202,900
Net cash provided (used) by financing activities	2,900	15,500	352,900

Increase (decrease) in cash	(24)	98	89

Cash at beginning of period	113	35	–
Effects of exchange rates on cash	–	–	–
Cash at end of period	$89	$133	$89

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2012.

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

Note 3 - GOING CONCERN

The Company incurred net losses of $14,988 for the six months ended June 30, 2013, and $13,627 for the year ended December 31, 2012. In addition, the Company had a working capital deficiency of $20,679 and a stockholders' deficiency of $20,679 at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2013, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao, as more fully disclosed in Note 7.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the six months ended June 30, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the six months ended June 30, 2013 and 2012, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six months ended June 30, 2013 and 2012, respectively.

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

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

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

Note 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30,	December 31,
	2013	2012
	(unaudited)

Accrued professional fees	$11,600	$6,604
Accrued office rent	1,600	–
Accrued office expenses	4,668	–
Total accounts payable and accrued expenses	$17,868	$6,604

CHINA NORTHERN MEDICAL DEVICE, INC

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 - LOAN FROM A SHAREHOLDER

Loan from a shareholder are loans from a shareholder/CEO, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012.  On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company. The borrowing from Mr. Wu was $2,900 and $15,500 for the six months ended June 30, 2013 and 2012, respectively.

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

Note 9 - OFFICE LEASE

The Company rents office premise and attached facilities for its headquarters. The lease is for a one-year period ended May 31, 2014.  Rental expense amounted to $2,400 and $2,400 for the six months ended June 30, 2013 and 2012, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended June 30, 2013 and 2012 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on September 30, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2013 and 2012

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2013 and June 30, 2012 Expenses for the three months ended June 30, 2013 and 2012 were $6,724 and $6,208 respectively consisted of office rent, office expenses and professional fees.

For the six months ended June 30, 2013 and 2012

The Company generated $0 in revenues from operations for the six months ended June 30, 2013 and June 30, 2012. Expenses for the six months ended June 30, 2013 were $14, 988 which consisted of office rent, office expenses and professional fees giving us a net loss of $14,988. For the same period in 2012, our expenses were $8,623 consisting of office rent, office expenses, and professional fees resulting in a net loss of $8,623 from operation.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2013 we had $89 in available cash on hand which is our only asset at this time. We had liabilities of $20,768 consisting of $17,868 in accounts payable and accrued expenses and a loan of $2,900 for a total of $20,768.

GOING CONCERN

The Company incurred net losses of $6,724 for the three months ended June 30, 2013, and $14,988 for the six months June 30, 2013. In addition, the Company had a working capital deficiency of $20,679 and a stockholders' deficiency of $20,679 at June 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2013, the Company relied heavily for its financing needs on its CEO/director, Mr. Wu, Jinzhao.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended June 30, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity must present information regarding reclassification adjustments from accumulated other comprehensive income in a single note or on the face of the financial statements. This is required for both annual and interim reporting. The amendment becomes effective for reporting periods beginning after December 15, 2012 and is applied prospectively. Early adoption is permitted. The Company has elected to adopt this guidance during the year ended December 31, 2012. This guidance did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Temporary Hardship Exemption Provided by Rule 201
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

* To be filed by Amendment. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: August 14, 2013	By:	/s/ Junzhao Wu
Jinzhao Wu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

