Form 10-Q
period 2013-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-11-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53089
Commission File Number

China Northern Medical Device, Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolokotroni 2A. Paleo Faliro, Athens, Greece	17563
(Address of principal executive offices)	(Zip Code)

(30) 698 1083600
(Registrant’s telephone number, including area code)

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities un  der a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

3,550,000 common shares outstanding as of November 18, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities and Exchange Commission on April 16, 2013.

CHINA NORTHERN MEDICAL DEVICE, INC
( A Development Stage Company)

FINANCIAL STATEMENTS

At September 30, 2013 and December 31, 2012 and
for the Three and Nine Months Ended September 30, 2013 and 2012

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

BALANCE SHEETS

	September 30,
	2013 (unaudited)	December 31, 2012

ASSETS
Current Assets:
Cash and cash equivalents	$-	$113
Prepaid office rent	-	800
Total Current Assets	-	913

Total Assets	$-	$913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$3,484	$6,604
Loan from a shareholder (Note 7)	-	-
Total Current Liabilities	3,484	6,604

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
3,550,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	355	355
Additional paid-in capital	372,105	349,645
Deficit accumulated during the development stage	(375,944)	(355,691)
Stockholders' deficiency	(3,484)	(5,691)
Total Liabilities and Stockholders' Deficiency	$-	$913

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF OPERATIONS

					For the Period
					March 26, 2007
	For the Three Months Ended		For the Nine Months Ended		(inception) through
	September 30,		September 30,		September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)

Revenues
Sales	$-	$-	$-	$-	$-
Costs of Sales	-	-	-	-	-
Gross Profit	-	-	-	-	-

Operating Expenses
Office rent	800	1,200	3,200	3,600	30,000
Office expenses	2,179	-	9,167	2,103	23,410
Consultancy Fees	-	-	-	-	25,000
Professional fees	1,405	2,000	7,005	6,120	296,872
Travel and entertainment	881	-	881	-	881
Total Operating Expenses	5,265	3,200	20,253	11,823	376,163

Income (Loss) from Operation	(5,265)	(3,200)	(20,253)	(11,823)	(376,163)

Other Income (Expenses)
Interest Income	-	-	-	-	219
Total Other Income (Expenses)	-	-	-	-	219

Income (Loss) before Provision for Income Tax	(5,265)	(3,200)	(20,253)	(11,823)	(375,944)

Provision for Income Tax	-	-	-	-	-

Net Income (Loss)	$(5,265)	$(3,200)	$(20,253)	$(11,823)	$(375,944)

Basic and fully diluted earnings (loss) per share	$(0.001)	$(0.001)	$(0.006)	$(0.003)	$(0.108)

Weighted average shares outstanding	3,550,000	3,550,000	3,550,000	3,550,000	3,468,910

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

STATEMENT OF CASH FLOWS

			For the Period
			March 26, 2007
	For the Nine Months Ended		(inception) through
	September 30,		September 30,
	2013 (unaudited)	2012 (unaudited)	2013 (unaudited)

Operating Activities
Net income (loss)	$(20,253)	$(11,823)	$(376,344)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid office rent	800	-	-
Increase (decrease) in accounts payable and accrued expenses	(3,120)	(7,099)	3,884
Net cash provided (used) by operating activities	(22,573)	(18,922)	(372,460)

Investing Activities
Net cash (used) by investing activities	-	-	-

Financing Activities
Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	22,460	19,000	222,460
Net cash provided (used) by financing activities	22,460	19,000	372,460

Increase (decrease) in cash	(113)	78	-

Cash at beginning of period	113	35	-
Effects of exchange rates on cash	-	-	-
Cash at end of period	$-	$113	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash financing activities:
Contribution of loans from former director to additional paid-in capital	$22,460	$-	$222,460

See Notes to Financial Statements

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1-    BASIS OF PRESENTATION

The accompanying unaudited financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2013 and 2012 presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2012.

Note 2-    ORGANIZATION AND BUSINESS BACKGROUND

China Northern Medical Device, Inc. ("CNMD" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year end.

"The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in the Accounting Standards Codification (""ASC"") 915, ""Development Stage Entities"", issued by the Financial Accounting Standards Board (""FASB"") .  We were incorporated on March 26, 2007 under the laws of Nevada. Our activities to date have been limited to development of our business plan.  The Company was formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares and there was a change in the Board of Directors of the Company.   The Company intends to remain in the field of medical devices and management is currently reviewing a number of acquisition opportunities.

Note 3-    GOING CONCERN

The Company incurred net losses of $20,253 for the nine months ended September 30, 2013, and $13,627 for the year ended December 31, 2012. In addition, the Company had a working capital deficiency of $3,484 and a stockholders' deficiency of $3,484 at September 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 30, 2013, the Company relied heavily for its financing needs on its officer(s)/director(s), as more fully disclosed in Note 7.

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4-    CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

The chief executive officer owns beneficially and in the aggregate, the majority of the voting power of the Company. Accordingly, the chief executive officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets

Note 5-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the nine months ended September 30, 2013 and 2012, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were immaterial for the nine months ended September 30, 2013 and 2012, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine months ended September 30, 2013 and 2012, respectively.

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

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5-    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the financial statementss.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and is not expected to have a material impact in the financial statements.

Note 6-    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30,
	2013 (unaudited)	December 31, 2012
Accrued professional fees	$1,405	$6,604
Other general and administrative expenses	2,079	-
Total accounts payable and accrued expenses	$3,484	$6,604

CHINA NORTHERN MEDICAL DEVICE, INC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7-   LOAN FROM A SHAREHOLDER

The Company has received loans from its former CEO and controlling shareholder, Mr. Wu, Jinzhao, to finance the Company’s operation due to lack of cash resources.  These loans are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. Cash flow from this activity is classified as cash flows from financing activity. The total borrowing from Mr. Wu was $200,000 for the period March 26, 2007 (inception) through December 31, 2012.  On December 31, 2012, the Company entered into a debt conversion agreement with Mr. Wu, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company. The borrowing from Mr. Wu for the period January 1, 2013 through September 9, 2013 was $22,460 (2012 - $19,000). On September 9, 2013, the Board of Directors approved that Mr. Wu contribute his loans to the company in the total amount of $22,460, as additional paid-in capital of the company.

Note 8-    CAPITAL STOCK

The Articles of Incorporation authorized the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 100,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued.  Upon formation of the Company, 3,000,000 shares of common stock were issued for $40,000.

The Company completed a public offering on March 14, 2008.  The Company issued 550,000 shares of common stock to 40 PRC citizen shareholders for $110,000.  The  common stock issued and outstanding immediately after the offering was 3,550,000.

On December 31, 2012, the Company entered into debt conversion agreement with Mr. Wu, formerly the Company's sole officer and director, pursuant to which $200,000 of debt owed to Mr. Wu by the Company was contributed to additional paid-in capital of the Company.

On September 9, 2013, the Board of Directors approved contribution by Mr. Wu of outstanding loans to the company in the amount of $22,460, which amount has been allocated to additional paid-in capital of the company.

Note 9-    OFFICE LEASE

Before September 10, 2013, the Company rents office premise and attached facilities for its headquarters. The lease is for a one-year period.  The rental expense amounted to $3,600 for the nine months ended September 30, 2012. The rental expense was approximately $3,200 for the period January 1, 2013 through September 9, 2013.

On September 10, 2013, there was a change in the control of the company. Our new president, Mr. Sotirios Leontaritis, allows the company to use a portion of his office for free.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of China Northern Medical Device, Inc. for the period ended September 30, 2013 and 2012 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated on March 26, 2007 under the laws of Nevada. Our activities have been limited to develop our business plan.  The Company was formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares and there was a change in the Board of Directors of the Company.   The Company intends to remain in the field of medical devices and management is currently reviewing a number of acquisition opportunities, which management intends will have global application in the field of medical devices.

RESULTS OF OPERATIONS

For the three months ended September 30, 2013 and 2012

We have experienced losses since inception. We generated $0 in revenues from operations for the three months ended September 30, 2013 and September 30, 2012 and for the period from inception to date.  Expenses for the three months ended September 30, 2013 and 2012 were $5,265 and $3,200 respectively, consisting of office rent, office expenses, travel and entertainment expense and professional fees.

For the nine months ended September 30, 2013 and 2012

The Company generated $0 in revenues from operations for the nine months ended September 30, 2013 and September 30, 2012. Expenses for the nine months ended September 30, 2013 were $20,253 which consisted of office rent, office expenses and professional fees giving us a net loss of $20,253. For the same period in 2012, our expenses were $11,823 consisting of office rent, office expenses, travel and entertainment expense and professional fees, resulting in a net loss of $11,823 from operations.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2013 we had no cash on hand and liabilities of $3,484 in accounts payable and accrued expenses.  During the nine month period ended September 30, 2013, the Company's former officer, director and controlling shareholder contributed $22,460 in loans provided to additional paid in capital. Presently we rely on our officers and directors to fund our general operating expenses.

GOING CONCERN

The Company incurred net losses of $5,265 for the three months ended September 30, 2013, and $20,253 for the nine months ended September 30, 2013. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $3,484 at September 30, 2013, with $375,944 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 10, 2013, the Company relied heavily for its financing needs on its former CEO/director, Mr. Wu, Jinzhao and subsequently the Company has continued to be funded by its President and Director, Sotirios Leontaritis.

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

In the past we have relied on advances from our president to cover our operating costs. There can be no assurance that our president will continue to fund the Company or that any other capital will be available if and when required.   Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no commitments or agreements with respect to the acquisition of any business venture, however, we are currently looking at a number of business opportunities in the medical field.   There can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or those we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Our significant accounting policies are summarized in Note 5 of our financial statements for the quarter ended September 30, 2013. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

 In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. It is not expected to have a material impact in the financial statements.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and is not expected to have a material impact in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 9, 2013, Jinzhao Wu, the principal shareholder of the Company, entered into a Stock Purchase Agreement which provided for the sale of 3,000,000 shares of common stock of the Company (the “Purchased Shares”) to Sotirios Leontaritis (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 84.5% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $100,000. The purchase price was paid by the Purchaser to Mr. Wu by way of personal funds of the Purchaser.

On September 10, 2013, in connection with the disposition of the Purchase Shares, Jinzhao Wu resigned from his positions as officer and the sole director of the Company. The Board of Directors of the Company elected Sotirios Leontaritis as President, Treasurer and a director of the Company and Nicolaos Kardaras as Secretary and a director of the Company.

On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
* To be filed by amandment XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November 19, 2013	By:	/s/ Sotirios Leontaritis
Sotirios Leontaritis
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)