Form 10-Q/A
period 2013-09-30
CHINA NORTHERN MEDICAL DEVICE INC
filed 2013-11-20
CIK 1402737

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

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of China Northern Medical Device, Inc. for the nine month period ended September 30, 2013 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Qas filed on November 19, 2013.

Item 6. Exhibits.

Exhibit Number	Description
31.1
Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to our Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 19, 2013.

31.2
Certification of the Principal Financial  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to our Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 19, 2013.

32.1+
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to our Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on November 19, 2013.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*Filed herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
+ In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA NORTHERN MEDICAL DEVICE, INC.

Date: November 20, 2013	By:	/s/ Sotirios Leontaritis
Sotirios Leontaritis
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)