Form 10-Q
period 2014-03-31
HCi Viocare
filed 2014-05-20
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

5,003,650 shares of common stock issued and outstanding as of May 10, 2014

HCI VIOCARE
(A Development Stage Company)

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements”.  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-Q.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to HCi VioCare and its consolidated subsidiaries, and “SEC” refers to the Securities and Exchange Commission.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

HCi VioCare
( A Development Stage Company)

FINANCIAL STATEMENTS

At March 31, 2014 and 2013 and
for the three month ended March 31, 2014 and 2013

HCi VioCare
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,328	$-
Prepaid expenses (Note 5)	26,685	-
Total Current Assets	30,013	-

Long-term Assets
Property, and equipment, net (Note 7)	27,063	-
Intangible assets, net (Note 8)	622,405	-
Total Long-term Assets	649,468	-

Total Assets	$679,481	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$21,261	$8,941
Accounts payable and accrued expenses-related party (Note 10)	96,097	30,959
Loan from a related party (Note 10)	100,414	32,252
Liabilities to be settled with common stock	-	1,250,000
Total Current Liabilities	217,772	1,322,152

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
5,003,650 shares issued and outstanding as of March 31, 2014
3,503,650 shares issued and outstanding as of December 31, 2013	500	350
Additional paid-in capital	2,246,960	372,110
Deficit accumulated during the development stage	(1,785,795)	(1,694,612)
Accumulated other comprehensive income	44	-
Stockholders' deficiency	461,709	(1,322,152)
Total Liabilities and Stockholders' Deficiency	$679,481	$-

See Notes to Financial Statements

HCi VioCare
(A Development Stage Company)
CONSOLDIATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
	For the Three Month Ended		For the Period March 26, 2007 (inception) through
	March 31,	March 31,	March 31,
	2014 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Amortization	2,595	-	2,595
Office rent	4,303	1,200	34,699
Office expenses	9,909	2,464	66,034
Consultancy Fees	37,858	-	76,055
Share based compensation	-		1,250,000
Professional fees	17,283	4,600	325,012
Research and development	7,237	-	9,976
Travel and entertainment	11,574	-	20,836
Total Operating Expenses	90,759	8,264	1,785,207

Loss from Operations	(90,759)	(8,264)	(1,785,207)

Other Income
Gain (Loss) on foreign currency transaction	(424)	-	(807)
Interest Income	-	-	219
Total Other Income	(424)	-	(588)

Loss before Provision for Income Tax	(91,183)	(8,264)	(1,785,795)

Provision for Income Tax	-	-	-

Net Loss	$(91,183)	$(8,264)	$(1,785,795)

Basic and fully diluted loss per share	$(0.02)	$(0.00)

Weighted average shares outstanding	4,553,650	3,550,000

Other Comprehensive Income (Loss) :
Effect of foreign currency translation	$44	$-	$44
Total Other Comprehensive Income (Loss)	44	-	44

Comprehensive Loss	$(91,139)	$(8,264)	$(1,785,751)

See Notes to Financial Statements

HCi VioCare
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
			For the Period
			March 26, 2007
	For the Three Month Ended		(inception) through
	March 31,	March 31,	March 31,
	2014	2013	2014

Operating Activities

Net loss	$(91,183)	$(8,264)	$(1,785,795)

Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization	2,595		2,595
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	(26,685)	800	(26,685)
Increase (decrease) in accounts payable and accrued expenses	12,320	7,464	21,261
Increase (decrease) in accounts payable and accrued expenses-related party	65,138	-	96,097
Increase (decrease) in liabilities to be settled with common stock	-	-	1,250,000
Net cash used by operating activities	(37,815)	-	(442,527)

Investing Activities
Leaseholder improvement	(27,063)	-	(27,063)
Net cash (used) by investing activities	(27,063)	-	(27,063)

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	68,162	-	322,874
Repayment of loans from a shareholder	-	-	-
Net cash provided by financing activities	68,162	-	472,874

Increase (decrease) in cash	3,284	-	3,284

Cash at beginning of period	-	113	-
Effects of exchange rates on cash	44	-	44
Cash at end of period	$3,328	$113	$3,328

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Notes to Financial Statements

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 19, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company to HCi VioCare effective March 21, 2014.   The name change was submitted to the Financial Industry Regulatory Authority (“FINRA”) for their approval.  Effective March 21, 2014, in accordance with approval from FINRA, we changed our name from China Northern Medical Device, Inc. to HCi VioCare. Concurrently we commenced trading on the Over-the-Counter Bulletin Board under the symbol “VICA”.

Note 2 -    GOING CONCERN

The Company incurred net losses of $91,183 and $8,264 for the three month period ended March 31, 2014 and 2013, respectively and $1,785,795 for the period March 26, 2007 (inception) through March 31, 2014. In addition, the Company had a working capital deficiency of $187,759 and a stockholders' equity of $461,709 at March 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2014, the Company relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 6.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi VioCare and its wholly-owned subsidiaries, HCi VioCare Technologies Limited and HCi VioCare Clinics UK Limited. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

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

Intangible Assets

Acquired intangible assets include all rights and interest in and to a patented technology. These assets are capitalized on acquisition at cost and included in intangible assets. Intangible assets acquired by issuance of common stock of the Company are capitalized at the fair market value of the common stock as of the issuance date. Intangible assets are amortized over their estimated useful lives of 20 years, using an amortization method.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

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

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiaries’ are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the company’s functional and presentation currency.

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at three month end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

Subsidiaries The results and financial position of all subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:
i) assets and liabilities are translated at the closing rate at the date of the balance sheet;
ii) income and expenses are translated at average exchange rates;
iii) all resulting exchange differences are recognised as other comprehensive income, a separate component of equity.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with the FASB ASC 720-35.  Advertising costs were immaterial for the three month period ended March 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with the FASB ASC 730, “Research and Development”. Research and development costs were $7,237 and $0 for the three month period ended March 31, 2014 and 2013, respectively.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the three month period ended March 31, 2014 and 2013, respectively.

Comprehensive Income

FASB ASC 220, “Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during a period from non-owner sources.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions does not have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. The adoption of this provision does not have a material impact in the financial statements.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and  the adoption of this guidance does not have a material impact in the financial statements.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

Note 5 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Legal fee	$1,497	$-
Office lease	25,188	-
Total prepaid expense	$26,685	$-

Note 6 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Accounts payable	$18,261	$941
Accrued professional fees	3,000	8,000
Total accounts payable and accrued expenses	$21,261	$8,941

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 -   PROPERTY AND EQUIPMENT

Leasehold Improvement—office in Greece
Cost
At 1 January, 2014	$-
Additions - purchase	27,063
At March 31, 2014	$27,063

Amortization
At 1 January, 2014	$-
Charge for the period	-
At March 31, 2014	$-

Carrying Amounts
At January 1, 2014	$-
At March 31, 2014	$27,063

Leasehold improvements are amortized over the term of the lease, a three-year period.

Note 8 -   INTANGIBLE ASSETS

On February 12, 2014, the Company, through our newly incorporated Scottish subsidiary, HCi VioCare Technologies Limited (“Viocare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and Viocare (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”. The Company intends through the acquisition of the background intellectual property rights (“IPR”) to undertake and fund, through its U.K. subsidiary, a project as defined in the Acquisition Agreement to improve the nature of the data used in socket modeling software with a view to creating a system that will enable prostheists to build a socket that evenly distributes weight, provides enhanced comfort, and can be marketed and used across the industry for improved socket creation.

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR and know how to develop and exploit the IPR was the issuance of 500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $1.25 per share.  The Company will amortize the assets over 20 years or its determined useful life.  Subsequent to the period, the Company entered into a consulting agreement with Kapatos which will provide for services for the further development and commercialization of the IPR.

Acquired IPR
Socket-Fit
Cost
At 1 January, 2014	$-
Additions - purchase	625,000
At March 31, 2014	$625,000

Amortization
At 1 January, 2014	$-
Charge for the period	(2,595)
At March 31, 2014	$(2,595)

Carrying Amounts
At 1 January, 2014	$-
At March 31, 2014	$622,405

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -   OFFICE LEASE

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on the March 1, 2014 and ending on the February 28, 2017. The monthly rental fee is of $2,580 (GBP 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid total of $25,491 (GBP 18,540) including $4,126 (GBP 3,000) for deposit and $21,365 (GBP 15,540) for ten months rental fee upon executed the agreement.

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a one year lease, commencing on the February 20, 2014 and ending on the May 31, 2014. The monthly rental fee is of $900 (GBP 549) plus applicable taxes.

Under the term of the lease agreement, the Company paid $1,827 (GBP 1,098) for deposit.
Prepaid expense on office leases consist of the following:

Location	Greece	United Kingdom
As January 1, 2014	$-	$-
Addition – deposit	4,126	1,827
Addition – 10 month rental	21,365
Charge rental fee during the period	(2,130)
As of March 31, 2014	$23,361	$1,827

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three month period ended March 31, 2014:

Services provided from related parties:

	Three Months Ended March 31,
	2014	2013
Consulting fees from CEO and President (i)	$15,000	$-
Consulting fees from a Director (ii)	8,222	-
Professional fees from CFO (iii)	5,482
Professional fees from Director (iv)	4,111	-
	$32,815	$-

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis (“Leontaritis”), whereby Leonataritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

Services provided from related parties :( continued)

(ii)	On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company.

(iii)	On November 27, 2013, the Board of Directors of the Company appointed Mr. Grigorios Tsourtos as Chief Financial Officer of the Company.

(iv)	On September 10, 2013, the Board of Directors of the Company elected Nicolaos Kardaras as Secretary and a director of the Company.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Services provided during the period ($)	Reimbursement on Company expenses ($)	Payments ($)	Balance, March 31, 2014 ($)
Consulting fees from CEO and President (i)	29,590	15,000	46,006	-	90,596
Consulting fees from a Director (ii)	-	8,222	-	5,471	2,751
Professional fees from CFO (iii)	1,369	5,482	-	5,476	1,375
Professional fees from Director (iv)	-	4,111	-	2,736	1,375
	30,959	32,815	46,006	48,747	96,097

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition	Payments ($)	Balance, March 31, 2014 ($)
CEO and President (i)	32,252	68,162	-	100,414

Advance from related parties represents short-terms loans from related parties to finance the Company's operation due to lack of cash resources. These loans are unsecured, non-interest bearing, and have no fixed terms of repayment, therefore, deemed payable on demand.  There are no written loan agreements for these loans. Cash flows from loans from related parties are classified as from financing activities.

Note 11 -   CAPITAL STOCK

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

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -   CAPITAL STOCK (continued)

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

On January 22, 2014, the Company issued the 1,000,000 shares, valued at $1,250,000, to Mr. Leontaritis for his consultant service in 2013, pursuant to the agreement.

On February 13, 2014, the Company issued the required 500,000 shares of common stock, valued at $625,000,  required as share consideration under the acquisition agreement to Kapatos thus completing the acquisition of the IPR.

As at March 31, 2014 the Company has a total of 5,003,650 shares issued and outstanding.

Designation of Series A Preferred Stock

On January 13, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada.   The Certificate of Designation sets forth the rights, preferences and privileges of a class of the Company’s preferred stock.  Such class shall be designated as the “Series A Preferred Stock” and the number of shares constituting such series shall be 5,000, 000 shares.  The holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company’s common stock.  Holders of Series A Preferred Stock shall have 50 votes per share of Series A Preferred Stock held by them and shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote.  Each share of Series A Preferred Stock is convertible into 20 shares of our common stock at any time at the holder’s option.  Shares of Series A Preferred Stock shall not be entitled to any dividends.

Note 12 -   SUBSEQUENT EVENTS

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction.

Concurrently, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On April 16, 2014, the Company, through our Scottish subsidiary, HCi VioCare Technologies Limited (“VioCare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and VioCare (“Kapatos”), to acquire all rights and interest in and to the background intellectual property rights for a developing technology known as “Smart Insole”.  Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   SUBSEQUENT EVENTS (continued)

Further, on April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties.  Compensation shall be forty thousand Euros (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On April 17, 2014, the Company issued the required share consideration under the Acquisition Agreement to Kapatos thus completing the acquisition of the “Smart Insole” IPR as detailed above.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi VioCare  for the period ended March 31, 2014 and 2013 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On January 13, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada.   The Certificate of Designation sets forth the rights, preferences and privileges of a class of the Company’s preferred stock.  Such class shall be designated as the “Series A Preferred Stock” and the number of shares constituting such series shall be 5,000, 000 shares.  The holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company’s common stock.  Holders of Series A Preferred Stock shall have 50 votes per share of Series A Preferred Stock held by them and shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote.  Each share of Series A Preferred Stock is convertible into 20 shares of our common stock at any time at the holder’s option.  Shares of Series A Preferred Stock shall not be entitled to any dividends.

On January 15, 2014, the Company incorporated two wholly-owned subsidiaries in Scotland, U.K., HCi VioCare Technologies Limited (“VioCare”) and HCi VioCare Clinics UK Limited.   Hci VioCare Technologies intends to research, develop and commercialize state of the art, new, innovative medical devices, methods and products in the fields of prosthetics, orthotics, rehabilitation, bioengineering, mobility, diabetes, diabetic foot, tissue mechanics, ultrasonics, medical signal processing and analysis, medical technology, orthopedics and robotic surgery. HCi VioCare Technologies also plans to expand its research and development reach, to create a stable pipeline of new products and upgrades in the fields of prosthetics, orthotics, and diabetes. HCi VioCare Technologies is intended to be staffed by a world class scientific team, and its current research and development (“R&D”) takes place in Scotland, UK.   Our second subsidiary, HCi VioCare Clinics, is intended to acquire or establish operating clinics related to the field of prosthetics and orthotics.

On the 12th of February, 2014 we acquired intellectual property rights ("IPR”) over an innovative medical technology entitled ‘SocketFit’, as well as over any additional technologies under development or that may be developed in the future from Christos Kapatos, a member of the Company’s Board of Directors and VioCare’s Board of Directors. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees. VioCare intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which it is currently in negotiation to acquire from Dr. Kapatos.  The Company is presently evaluating plans and project details for the aforementioned technology development program(s), as well as anticipated future costs.  The Company will be required to raise capital to execute its plans to develop and commercialize the technologies based on the IPR. Specifically we intend to launch three products, presently under negotiation from Dr. Kapatos, during the 2nd and 3d quarter of the year 2014 (Light-IS, W-Mode, and H-Cast).   These products require less research and development to bring to market and are expected to be acquired for a combination of cash and share based payments.   Remaining products which will be development commencing Q-2 of fiscal 2014, or proposed for acquisition during the year are expected to launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit is expected to take a minimum of two years to bring to market from the commencement of the research and development of the system, which is scheduled to begin during Q-2 of fiscal 2014.

On February 19, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company to HCi VioCare effective March 21, 2014.   The name change was submitted to the Financial Industry Regulatory Authority (“FINRA”) for their approval.  Effective March 21, 2014, in accordance with approval from FINRA, we changed our name from China Northern Medical Device, Inc. to HCi VioCare.   Concurrently we commenced trading on the Over-the-Counter Bulletin Board under the symbol “VICA”.

On April 16, 2014, the Company, acquired all the rights and interest in and to the background intellectual property rights for a developing technology known as “Smart Insole” from Dr. Kapatos, who has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

The competing insoles that are currently commercially available at this time can only monitor vertical pressure on the foot and not shear (friction). Also, none of these devices produce real-time data that can be of assistance to the user.  The web-space “total diabetes care” concept is also unique.

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction.

Concurrently, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Dr. Kapatos to the Advisory Board of the Company and entered into advisory board agreements with each member.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.viocare.eu/

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013

We have incurred losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2014 and March 31, 2013 and for the period from inception (March 26, 2007) to date.  Operating expenses for the three months ended March 31, 2014 and 2013 were $91,183 and $8,264 respectively, consisting of office rent, office expenses, travel and entertainment expense, consultancy fees and professional fees.  The substantial increase in operating expenses is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of prosthetics and orthotics (P&O), and preparations for the operation of P&O total rehabilitation clinics.  As a result, during the current three month period ended March 31, 2014, the Company incurred consultancy fees of $37,858, research and development expenses of $7,237, travel and entertainment expenses of $11,574 and amortization costs of $2,595, with no similar expenses during the prior comparative three month period ended March 31, 2013.

Additionally, during the current period professional fees increased from $4,600 (2013) to $17,283, office rent increased from $1,200 (2013) to $4,303 and associated office expenses increased from $2,464 (2013) to $9,909.  The Company reported a net loss for the three months ended March 31, 2014 of $91,183 as compared to net losses of $8,264 in the same period in 2013, with losses from inception to date totaling approximately $1,785,207.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2014 we had $3,328 in cash on hand and liabilities of $117,358 in accounts payable and accrued expenses and $100,414 in advances from related parties.  During the three month period ended March 31, 2014, the Company's president contributed $68,162 as advances to the Company. Presently we rely on our officers and directors to fund our general operating expenses.

GOING CONCERN

The Company incurred net losses of $91,183 for the three months ended March 31, 2014. In addition, the Company had a working capital deficiency $187,759 and stockholders’ equity of $461,709 at March 31, 2014, with $1,785,795 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period from March 26, 2007 (inception) through September 10, 2013, the Company relied heavily for its financing needs on its former CEO/director, Mr. Wu Jinzhao and subsequently to the date of this report, the Company has continued to be funded by its current President and Director, Sotirios Leontaritis.

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi VioCare, a new start-up in early development, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi VioCare very doubtful.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefits, or a portion of an unrecognized tax benefit be presented on a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions does not have a material impact on our financial condition or results of operations.

In March 2013, the FASB issued guidance on when foreign currency translation adjustments should be released to net income. When a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the parent is required to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The guidance is effective prospectively beginning January 1, 2014. The adoption of this provision does not have a material impact in the financial statements.

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples include debt arrangements, other contractual obligations and settled litigation. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance is effective January 1, 2014 and the adoption of this guidance does not have a material impact in the financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	***
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	***
101.INS	XBRL Instance Document **	***
101.LAB	XBRL Taxonomy Extension Label Linkbase **	***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	***
101.SCH	XBRL Taxonomy Extension Schema **	***
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
***To be filed by amendment

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi VioCare

Date:	May 20, 2014	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	May 20, 2014	By:	/s/ Grigorios Tsourtos
		Name:	Grigorios Tsourtos
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)