Form 10-Q/A
period 2014-03-31
HCi Viocare
filed 2014-06-05
CIK 1402737

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

5,003,650 shares of common stock issued and outstanding as of May 10, 2014

Explanatory Note

                This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of HCi VioCare for the three month period ended March 31, 2014 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of  the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the  filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 20, 2014.

Item 6.  Exhibits

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-Q filed with the SEC on May 20, 2014
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-Q filed with the SEC on May 20, 2014
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to our Form 10-Q filed with the SEC on May 20, 2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.INS	XBRL Instance Document	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi VioCare

Date:	June 4, 2014	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	June 4, 2014	By:	/s/ Grigorios Tsourtos
		Name:	Grigorios Tsourtos
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)