Form 10-Q/A
period 2014-03-31
HCi Viocare
filed 2014-08-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q/A
(Amendment No.2)

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

5,003,650 shares of common stock issued and outstanding as of May 10, 2014

EXPLANATORY NOTE

As a result of a review of our Company’s transactions, subsequent to our filing of a Form 10-Q for the interim period ended March 31, 2014, we identified certain errors that have a material impact on our previously issued financial information contained in the Form 10-Q for the period ended March 31, 2014 filed with the Securities and Exchange Commission on May 20, 2014.

In performing these reviews we discovered that certain line items in our balance sheet, statement of operations and statement of cash flows had material changes that were required. These items pertained to the treatment of the acquisition of certain technology from a related party during the reporting period. Specifically, we had incorrectly capitalized the acquisition of a patented technology known as “Socket-Fit” acquired from Dr. Christos Kapatos, an officer and director of the Company and/or its subsidiary, in the amount of $625,000 (before amortization), when in fact, Dr. Kapatos’ predecessor cost was determined to be zero, and therefore, the Company should have expensed the acquisition cost as at the date of the transaction.  As a result, the net loss for the period ended March 31, 2014 will increase from prior reported amounts by approximately $622,405 and the Company’s reported assets will decrease by $622,405.   The Company has also updated Part 1, Item 2 – Management’s Discussion and Analysis, to reflect these changes.

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) of HCi VioCare for the three month period ended March 31, 2014 contains solely the revisions set out above.  Outside of the aforementioned revisions Amendment No. 2 on Form 10-Q/A speaks as of the filing date of the Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the filing date, and does not modify or update in any way disclosures made in the Form 10-Q as filed on May 20, 2014.

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by these forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

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

HCi VioCare
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Restated)	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$3,328	$-
Prepaid expenses (Note 6)	26,685	-
Total Current Assets	30,013	-

Long-term Assets
Property, and equipment, net (Note 8)	27,063	-
Total Long-term Assets	27,063	-

Total Assets	$57,076	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$21,261	$8,941
Accounts payable and accrued expenses-related party (Note 11)	96,097	30,959
Loan from a related party (Note 11)	100,414	32,252
Liabilities to be settled with common stock	-	1,250,000
Total Current Liabilities	217,772	1,322,152

Commitments and Contingencies

Stockholders' Equity:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
5,003,650 shares issued and outstanding as of March 31, 2014
3,503,650 shares issued and outstanding as of December 31, 2013	500	350
Additional paid-in capital	2,246,960	372,110
Deficit accumulated during the development stage	(2,408,200)	(1,694,612)
Accumulated other comprehensive income	44	-
Stockholders' deficiency	(160,696)	(1,322,152)
Total Liabilities and Stockholders' Deficiency	$57,076	$-

See Notes to Financial Statements

HCi VioCare
(A Development Stage Company)
CONSOLDIATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Period March 26, 2007 (inception) through
	March 31,		March 31,
	2014 (Restated) (Unaudited)	March 31, 2013 (Unaudited)	2014 (Restated) (Unaudited)

Revenues
Sales	$-	$-	$-
Costs of Sales	-	-	-
Gross Profit	-	-	-

Operating Expenses
Office rent	4,303	1,200	34,699
Office expenses	9,909	2,464	66,034
Consultancy Fees	37,858	-	76,055
Share based compensation	-		1,250,000
Professional fees	17,283	4,600	325,012
Research and development	632,237	-	634,976
Travel and entertainment	11,574	-	20,836
Total Operating Expenses	713,164	8,264	2,407,612

Loss from Operations	(713,164)	(8,264)	(2,407,612)

Other Income
Gain (Loss) on foreign currency transaction	(424)	-	(807)
Interest Income	-	-	219
Total Other Income	(424)	-	(588)

Loss before Provision for Income Tax	(713,588)	(8,264)	(2,408,200)

Provision for Income Tax	-	-	-

Net Loss	$(713,588)	$(8,264)	$(2,408,200)

Basic and fully diluted loss per share	$(0.16)	$(0.00)

Weighted average shares outstanding	4,553,650	3,550,000

Comprehensive Income (Loss) :
Net loss	$(713,588)	$(8,264)	$(2,408,200)
Effect of foreign currency translation	44	$-	44
Comprehensive Loss	$(713,544)	$(8,264)	$(2,408,156)

See Notes to Financial Statements

HCi VioCare
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period
			March 26, 2007
	For the Three Months Ended		(inception) through
	March 31, 2014 (Restated) (Unaudited)	March 31, 2013 (Unaudited)	March 31, 2014 (Restated) (Unaudited)

Operating Activities

Net loss	$(713,588)	$(8,264)	$(2,408,200)

Adjustments to reconcile net loss to
net cash used by operating activities:
Shares issued for acquisition of patented technologies	625,000		625,000
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expense	(26,685)	800	(26,685)
Increase (decrease) in accounts payable and accrued expenses	12,320	7,464	21,261
Increase (decrease) in accounts payable and accrued expenses-related party	65,138	-	96,097
Increase (decrease) in liabilities to be settled with common stock	-	-	1,250,000
Net cash used by operating activities	(37,815)	-	(442,527)

Investing Activities
Leaseholder improvement	(27,063)	-	(27,063)
Net cash (used) by investing activities	(27,063)	-	(27,063)

Financing Activities

Proceeds from issuance of common stock	-	-	150,000
Loans from a shareholder	68,162	-	322,874
Repayment of loans from a shareholder	-	-	-
Net cash provided by financing activities	68,162	-	472,874

Increase (decrease) in cash	3,284	-	3,284

Cash at beginning of period	-	113	-
Effects of exchange rates on cash	44		44
Cash at end of period	$3,328	$113	$3,328

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Note 2 -    GOING CONCERN

The Company incurred net losses of $713,588 and $8,264 for the three month period ended March 31, 2014 and 2013, respectively and $2,408,200 for the period March 26, 2007 (inception) through March 31, 2014. In addition, the Company had a working capital deficiency of $187,759 and a stockholders' deficiency  of $160,696 at March 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2014, the Company relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 11.

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

Foreign Currencies

Functional and presentation currency - Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’). The consolidated financial statements are presented in US Dollars, which is the Company’s functional and presentation currency.

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at quarter end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the income statement.

Subsidiaries The results and financial position of all subsidiaries that have a functional currency different from the presentation currency are translated into the presentation currency as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet;

ii) income and expenses are translated at average exchange rates;

iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with FASB ASC 720-35.  Advertising costs were immaterial for the three month period ended March 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $632,237 and $0 for the three month period ended March 31, 2014 and 2013, respectively.

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

The Company has an accumulated deficit from operations.  Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented as a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions does not have a material impact on our financial condition or results of operations.

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

Note 5 -    RESTATEMENTS

The Company  incorrectly capitalized the acquisition of a patented technology known as “Socket-Fit” acquired from Dr. Christos Kapatos, an officer and director of the Company and/or its subsidiary, in the amount of $625,000 (before amortization), when in fact, Dr. Kapatos’ predecessor cost was subsequently determined to be zero, and therefore, the Company should have expensed the acquisition cost as at the date of the transaction.

The following table represents the effects of the restatements to our financial results as at  March 31, 2014:

Item	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)

Balance Sheet
Intangible assets, net	622,405	-	(622,405)	-

	As Originally Reported ($)	As Restated ($)	Effect on Earnings ($)	Effect on Net Equity ($)
Statement of Operations
Amortization	2,595	-	2,595	2,595
Research and development	7,237	632, 237	(625,000)	(625,000)

	As Originally Reported ($)	As Restated ($)	Effect on Net cash used by operating activities ($)
Statement of Cash Flow
Operating Activities
Net loss	(91,183)	(713,588)	(622,405)
Shares issued for acquisition of patented technologies	-	625,000	625,000
Amortization	2,595	(2,595)	(2,595)
Net cash used by operating activities	(37,815)	(37,815)	-

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Legal fee	$1,497	$-
Office lease	25,188	-
Total prepaid expense	$26,685	$-

Note 7 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2014 (unaudited)	December 31, 2013

Accounts payable	$18,261	$941
Accrued professional fees	3,000	8,000
Total accounts payable and accrued expenses	$21,261	$8,941

Note 8 -   PROPERTY AND EQUIPMENT

Leasehold Improvement—office in Greece
Cost
At 1 January, 2014	$-
Additions - purchase	27,063
At March 31, 2014	$27,063

Amortization
At 1 January, 2014	$-
Charge for the period	-
At March 31, 2014	$-

Carrying Amounts
At January 1, 2014	$-
At March 31, 2014	$27,063

Leasehold improvements are amortized over the term of the lease, a three-year period.

Note 9 -   PATENTED TECHNOLOGY

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

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR and know how to develop and exploit the IPR was the issuance of 500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $1.25 per share. The Company recorded $625,000 as research and development expenses.

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -   OFFICE LEASE

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $2,130 (EUR 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,498 (EUR18,540) including $4,126 (EUR 3,000) for deposit and $21,365 (EUR 15,540) for ten months rental fee upon executing the agreement.

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a  three month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is of $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date.

Under the term of the lease agreement, the Company paid $1,827 (GBP 1,098) for deposit.

Prepaid expense on office leases consist of the following:

Location	Greece	United Kingdom
As January 1, 2014	$-	$-
Addition – deposit	4,126	1,827
Addition – 10 month rental	21,365	-
Charge rental fee during the period	(2,130)	-
As of March 31, 2014	$23,361	$1,827

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three month period ended March 31, 2014:

Services provided from related parties:
	Three Month Ended March 31,
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

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

Services provided from related parties :( continued)

(ii)	On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company.

(iii)	On November 27, 2013, the Board of Directors of the Company appointed Mr. Grigorios Tsourtos as Chief Financial Officer of the Company.

(iv)	On September 10, 2013, the Board of Directors of the Company elected Nicolaos Kardaras as Secretary and a director of the Company.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses ($)	Payments ($)	Balance, March 31, 2014 ($)
Consulting fees from CEO and President (i)	29,590	15,000	46,006	-	90,596
Consulting fees from a Director (ii)	-	8,222	-	5,471	2,751
Professional fees from CFO (iii)	1,369	5,482	-	5,476	1,375
Professional fees from Director (iv)	-	4,111	-	2,736	1,375
	30,959	32,815	46,006	13,683	96,097

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition	Payments ($)	Balance, March 31, 2014 ($)
CEO and President (i)	32,252	68,162	-	100,414

Note 12 -   CAPITAL STOCK

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

HCi VioCare
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   CAPITAL STOCK (continued)

On December 27, 2013, pursuant to approval of the board of directors and the majority stockholder on November 28, 2013 and November 29, 2013 respectively, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company for the purpose of  clearly providing  the directors of the Company with the authority to issue both common and preferred stock without approval by the stockholders and to grant the authority of the directors of the Company to  issue such shares of common and/or preferred stock in one or more series, with such voting power, designation, preferences and rights or qualifications, limitations or restriction as they may determine by resolution of the Board of Directors.

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

Note 13 -   SUBSEQUENT EVENTS

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

Note 13 -   SUBSEQUENT EVENTS (continued)

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

On the 12th of February, 2014 we acquired intellectual property rights ("IPR”) over an innovative medical technology entitled ‘SocketFit’, as well as over any additional technologies under development or that may be developed in the future from Christos Kapatos, a member of the Company’s Board of Directors and VioCare’s Board of Directors. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for patients, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees. VioCare intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which it is currently in negotiation to acquire from Dr. Kapatos.  The Company is presently evaluating plans and project details for the aforementioned technology development program(s), as well as anticipated future costs.  The Company will be required to raise capital to execute its plans to develop and commercialize the technologies based on the IPR. Specifically we intend to launch three products, presently under negotiation from Dr. Kapatos, during the 2nd and 3d quarter of the year 2014 (Light-IS, W-Mode, and H-Cast).   These products require less research and development to bring to market and are expected to be acquired for a combination of cash and share based payments. Remaining products which will be development commencing Q-2 of fiscal 2014, or proposed for acquisition during the year are expected to launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit is expected to take a minimum of two years to bring to market from the commencement of the research and development of the system, which is scheduled to begin during Q-2 of fiscal 2014.

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

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.viocare.eu/

RESULTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013

We have incurred losses since inception. We generated $0 in revenues from operations for the three months ended March 31, 2014 and March 31, 2013 and for the period from inception (March 26, 2007) to date.  Operating expenses for the three months ended March 31, 2014 and 2013 were $713,164 and $8,264 respectively, consisting of research and development, office rent, office expenses, travel and entertainment expense, consultancy fees and professional fees.  The substantial increase in operating expenses is primarily the result of the Company’s commencement of operations in the healthcare innovation sector in the field of technology development and marketing of prosthetics and orthotics (P&O), and preparations for the operation of P&O total rehabilitation clinics.  As a result, during the current three month period ended March 31, 2014, the Company incurred consultancy fees of $37,858, research and development expenses of $632,237, including $625,000 related to the acquisition of a technology known as “Socket Fit” from one of our officers and directors, and travel and entertainment expenses of $11,574, all with no similar expenses during the prior comparative three month period ended March 31, 2013.

Additionally, during the current period professional fees increased from $4,600 (2013) to $17,283, office rent increased from $1,200 (2013) to $4,303 and associated office expenses increased from $2,464 (2013) to $9,909.  The Company reported a net loss for the three months ended March 31, 2014 of $713,588 as compared to net losses of $8,264 in the same period in 2013, with losses from inception to date totaling $2,408,200.

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

GOING CONCERN

The Company incurred net losses of $713,588 for the three months ended March 31, 2014. In addition, the Company had a working capital deficiency $187,759 and stockholders’ deficit of $160,696 at March 31, 2014, with $2,408,200 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the quarter ended March 31, 2014. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit be presented as a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception conditions exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions does not have a material impact on our financial condition or results of operations.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6.  EXHIBITS

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	To be Filed by Amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	To be Filed by Amendment
101.INS	XBRL Instance Document **	To be Filed by Amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase **	To be Filed by Amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	To be Filed by Amendment
101.SCH	XBRL Taxonomy Extension Schema **	To be Filed by Amendment
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

HCi VioCare

Date:	August 19, 2014	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer, Chief Financial Officer, and President (Principal Executive and Principal Accounting Officer)