Form 10-Q
period 2014-06-30
HCi Viocare
filed 2014-08-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

5,503,650 shares of common stock issued and outstanding as of August 19, 2014

HCI VIOCARE

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

HCi VioCare
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$21,978	$-
Accounts receivable	1,094
Other receivable	4,910
Inventory	6,894
Prepaid expenses (Note 6)	22,343	-
Total Current Assets	57,219	-

Long-term Assets
Property, and equipment, net (Note 8)	43,075	-
Goodwill	172,389
Total Long-term Assets	215,464	-

Total Assets	$272,683	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$62,423	$8,941
Accounts payable and accrued expenses-related party (Note 13)	183,865	30,959
Loan from a related party (Note 13)	196,227	32,252
Convertible notes from a related party, net (Note 11)	4,029
Corporate taxes	5,114
Liabilities to be settled with common stock	-	1,250,000
Total Current Liabilities	451,658	1,322,152

Deferred taxes	222	-

Total Liabilities	451,880	1,322,152

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
5,503,650 shares issued and outstanding as of June 30, 2014
3,503,650 shares issued and outstanding as of December 31, 2013	550	350
Additional paid-in capital	3,682,609	372,110
Deficit accumulated during the development stage	(3,861,657)	(1,694,612)
Accumulated other comprehensive income	(699)	-
Stockholders' deficiency	(179,197)	(1,322,152)
Total Liabilities and Stockholders' Deficiency	$272,683	$-

See Notes to Financial Statements

HCi VioCare
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	-	-	-	-

Operating Expenses
Depreciation	377		377
Office rent	14,907	1,200	19,210	2,400
Office expenses	25,066	4,524	34,975	6,988
Consultancy Fees	36,372	-	74,230	-
Professional fees	20,835	1,000	38,118	5,600
Research and development	1,333,359	-	1,965,596	-
Travel and entertainment	17,411	-	28,985	-
Total Operating Expenses	1,448,327	6,724	2,161,491	14,988

Loss from Operations	(1,448,327)	(6,724)	(2,161,491)	(14,988)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	(1,270)	-	(1,694)	-
Interest Expenses due to related party	(3,860)	-	(3,860)	-
Total Other Income (Expenses)	(5,130)	-	(5,554)	-

Loss before Provision for Income Tax	(1,453,457)	(6,724)	(2,167,045)	(14,988)

Provision for Income Tax	-	-	-	-

Net Loss	$(1,453,457)	(6,724)	(2,167,045)	$(14,988)

Basic and fully diluted loss per share	$(0.27)	(0.002)	(0.43)	(0.004)

Weighted average shares outstanding	5,410,243	3,550,000	4,984,313	3,550,000

Comprehensive Income (Loss) :
Net loss	$(1,453,457)	(6,724)	(2,167,045)	$(14,988)
Effect of foreign currency translation	(743)	-	(699)	-
Comprehensive Loss	$(1,454,200)	(6,724)	(2,167,744)	$(14,988)

See Notes to Financial Statements

HCi VioCare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,	June 30,
	2014	2013

Operating Activities

Net loss	$(2,167,045)	$(14,988)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	1,750,000	-
Stock option vested gradually	174,462	-
Amortization of beneficial conversion feature	3,784	-
Depreciation	377	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	16,509	-
Decrease (Increase) in prepaid expense	(21,769)	800
Decrease (Increase) in other receivable	(4,910)	-
Increase (Decrease) in accounts payable and accrued expenses	48,242	11,264
Increase (Decrease) in accounts payable and accrued expenses-related party	130,505	-
Net cash used by operating activities	(69,845)	(2,924)

Investing Activities
Office furniture	(4,613)	-
Computer & equipment	(4,296)	-
Leaseholder improvement	(34,148)	-
Cash acquired from business combination	2,929	-
Net cash (used) by investing activities	(40,128)	-

Financing Activities
Loans from a shareholder	132,336	2,900
Net cash provided by financing activities	132,336	2,900

Increase (decrease) in cash	22,363	(24)

Cash at beginning of period	-	113
Effects of exchange rates on cash	(385)	-
Cash at end of period	$21,978	$89

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accounts receivable acquired from business combination	$(17,603)	-
Inventory acquired from business combination	(6,799)	-
Prepaid expenses acquired from business combination	(574)	-
Computer & Equipment acquired from business combination	(731)	-
Accounts payable acquired from business combination	5,240	-
Accounts payable from related parties acquired from business combination	22,401	-
Corporate tax from related parties acquired from business combination	5,044	-
Deferred tax from related parties acquired from business combination	219	-
Advances from related party, converted to loan	136,482	-

See Notes to Financial Statements

HCi VioCare
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

On February 12, 2014, through our wholly owned subsidiary, HCi VioCare Technologies Limited, the Company acquired an interest in a patented technology known as “Socket-Fit”.    SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for patients, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.  Socket-Fit is a digital system for assessing an amputee’s residual limb and for the production of truly functional and comfortable prosthetic sockets.    The technology takes account of the external and internal geometry of the amputee’s stump, the biomechanical properties of each individual soft tissue layer and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb making it possible to product any accurate, functional and comfortable prosthetic socket.   By minimizing the time and cost of socket production and reducing the number of faulty sockets there will be a reduction in costs incurred by health services and insurance companies worldwide as well as benefits to the amputee.    The Company intends to undertake and fund, through its U.K. subsidiary, a project to improve the nature of the data used in socket modeling software with a view to creating a system that will enable prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and can be marketed and used across the industry for improved socket creation.

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

On April 16, 2014, through our wholly owned subsidiary HCi VioCare Technologies Limited, we acquired all rights and interest in and to the background Intellecual Property Rights (“IPR”) for a developing technology known as “Smart Insole”.  The Smart Insole System is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    ORGANIZATION AND BUSINESS BACKGROUND (continued)

On June 9, 2014, the Company, through our wholly owned subsidiary, HCi VioCare Clinics, acquired W D Spence Prosthetics Limited (the “Clinic”). The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics clinic. The acquisition of the Clinic is the first step to the Company’s and HCi VioCare Clinics’ intention to develop the first chain of prosthetics and orthotics (P&O) and diabetes clinics in the European market, covering Southern Europe, the Middle East and North Africa.

Note 2 -    GOING CONCERN

The Company incurred net losses of $2,167,045 and $14,988 for the six month period ended June 30, 2014 and 2013, respectively and $3,861,657 for the period March 26, 2007 (inception) through June 30, 2014. In addition, the Company had a working capital deficiency of $394,439 and a stockholders' deficiency of $179,197 at June 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through June 30, 2014, the Company relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 11.

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

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi VioCare and its wholly-owned subsidiaries, HCi VioCare Technologies Limited and HCi VioCare Clinics UK Limited with W D Spence Prosthetics Limited which is the wholly-owned subsidiary of HCi VioCare Clinics UK. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

HCi VioCare
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

Business Combinations

The acquisition of subsidiaries is accounted for using the purchase method. The cost of the acquisition is measured at the aggregate of the fair values, at the date of exchange, of assets given, liabilities incurred or assumed, and equity instruments issued by the Company in exchange for control of the acquiree, plus any costs directly attributable to the business combination. The acquiree’s identifiable assets and liabilities are recognized at their fair values at the acquisition date.

Goodwill arising on acquisition is recognized as an asset and initially measured at cost, being the excess of the cost of the business combination over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities recognized.

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

Goodwill

Goodwill arising on the acquisition of an entity represents the excess of the cost of acquisition over the Company’s interest in the net fair value of the identifiable assets, liabilities and contingent liabilities of the entity recognized at the date of acquisition.

Goodwill is initially recognized as an asset at cost and is subsequently measured at cost less any accumulated impairment losses. Goodwill is held in the currency of the acquired entity and revalued to the closing rate at each balance sheet date.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill (cont’d)

Goodwill is tested for impairment at least annually or whenever there is an indication that the asset may be impaired.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the six month period ended June 30, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $1,965,596 and $0 for the six month periods ended June 30, 2014 and 2013, respectively.

HCi VioCare
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

The Company has accumulated deficit from operations.  Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the six month periods ended June 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

 HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 -    BUSINESS COMBINATION

On June 9, 2014, through our Scottish subsidiary, HCi VioCare Clinics, the Company entered into a Share Purchase Agreement with Mr. William Donald Spence, Miss Catriona Ann Spence, and Mrs. Eilidh Isabel Malcolm (together the “vendors”), to acquire 100% of the issued capital of W D Spence Prosthetics Limited (the “Clinic”), located in Glasgow Scotland. The Clinic is incorporated in Scotland and is a private company limited by shares, with no registered charges, and the total issued share capital amounts to 1,000 ordinary shares par value of £1 each. The vendors to the Share Purchase Agreement are the beneficial owners and registered holders of all (100%) the shares of the Clinic. Mr. Spence is also the director of the Clinic, and Miss Malcolm is the secretary.

As consideration for the acquisition, HCi VioCare Clinics shall pay to the vendors in cash the amount of one hundred thousand GBP (£100,000) (USD$168,121) on execution of the agreement.

Further, on June 10, 2014, HCi VioCare Clinics entered into a Taxation Undertaking with the vendors pursuant to the Share Purchase Agreement  Concurrently, on June 10, 2014, the Company made the required payment under the agreement to the vendors, thus completing the acquisition of the Clinic.

Allocation of the net assets acquired is presented below:

As of June 9, 2014	Book Value	Adjustment	Fair Market Value	Book Value	Adjustment	Fair Market Value
	£	£	£	$	$	$
Net assets acquired
Cash and cash equivalent	1,742	-	1,742	2,929	-	2,929
Computer, equipment, net	435	-	435	731	-	731
Accounts receivable	10,471	-	10,471	17,603	-	17,603
Inventory	4,044	-	4,044	6,799	-	6,799
Prepaid expenses	341	-	341	574	-	574
Accounts payable and accrued liabilities	(3,117)	-	(3,117)	(5,240)	-	(5,240)
Accounts payable – related parties	(13,324)	-	(13,324)	(22,401)	-	(22,401)
Corporate tax	(3,000)	-	(3,000)	(5,044)	-	(5,044)
Deferred tax	(130)	-	(130)	(219)	-	(219)
Total:	(2,538)	-	(2,538)	(4,268)	-	(4,268)

Total consideration
Satisfied by GBP 100,000 in cash	100,000		100,000	168,121		168,121

Goodwill	102,538		102,538	172,389		172,389

The Company will perform its annual goodwill impairment test in the fourth quarter, and will determine if there is indication of impairment.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2014 (unaudited)	December 31, 2013

Office lease	19,989	-
Travel advances	2,354
Total prepaid expense	$22,343	$-

Note 7 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2014 (unaudited)	December 31, 2013

Accounts payable	$62,423	$941
Accrued professional fees	-	8,000
Total accounts payable and accrued expenses	$62,423	$8,941

Note 8 -   PROPERTY AND EQUIPMENT

	Leasehold Improvement—office in Greece	Office Furniture		Computer & Equipment
Cost
At 1 January, 2014	$-		$-	$-
Additions - purchase	34,148		4,613	4,296
Additions – business combination	-		-	731
Foreign exchange	(219)		(65)	(52)
At June 30, 2014	$33,929		$4,548	$4,975

Amortization
At 1 January, 2014	$-	$		$-
Charge for the period	-		152	225
At June 30, 2014	$-		$152	$225

Carrying Amounts
At January 1, 2014	$-		$-	$-
At June 30, 2014	$33,929		$4,396	$4,750

Leasehold improvements are amortized over the term of the lease; a three-year period. The leasehold improvements are not amortized during the six month period ended June 30, 2014 because the office is currently under renovation.

Furniture is amortized over three to five years and Computer and Equipment is amortized over three years.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 -   PATENTED TECHNOLOGY

(1)	Socket-Fit

On February 12, 2014, the Company, through our wholly owned Scottish subsidiary, HCi VioCare Technologies Limited (“Viocare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and Viocare (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”.

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the Intellectual Property Rights (“IPR”) and know how to develop and exploit the IPR was the issuance of 500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $1.25 per share.  The Company recorded the $625,000 as research and development expenses due to the fact that Mr. Kapatos is a related party to the Company.

(2)	Smart Insole

On April 16, 2014, through our wholly owned Scottish subsidiary, HCi VioCare Technologies Limited, the Company, entered into a second  acquisition agreement with Dr. Christos Kapatos to acquire all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”.

As consideration for the acquisition:

• HCi VioCare Technologies shall cause the parent Company to issue to Kapatos a total of 500,000 shares of the common stock of the Company on execution of the agreement and 500,000 shares of the common stock of the Company for each and every new version of the technology (new version to mean any update or improvement to the initial commercial product to be developed from the technology, after the commercial development of the first Market Ready Insole from the technology acquired, should the new version be developed to commercial market ready stage);

• a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

The issuance of 500,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $1,125,000 or $2.25 per share.  The Company recorded the $1,125,000 as research and development expenses due to the fact that Mr. Kapatos is a related party to the Company.

Note 10 -   OFFICE LEASE

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $2,121(EUR 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,308 (EUR18,540) including $4,126 (EUR 3,000) for deposit and $21,630 (EUR 15,540) for ten months rental fee upon executing the agreement.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 -   OFFICE LEASE (continued)

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a three month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date. During the period the per month rental fee increased to $1,584 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.

Under the term of the lease agreement, the Company paid $3,171 (GBP 1,860) as a deposit.

Prepaid expense relating to the office leases consist of the following:

Location	Greece	United Kingdom
As January 1, 2014	$-	$-
Addition – deposit	4,126	3,171
Addition – 10 month rental	21,630	-
Expensed rental fee during the period	(8,938)	-
As of June 30, 2014	$16,818	$3,171

Note 11 -   CONVERTIBLE NOTES

On June 10, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $136,482 (EUR €100,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at one percent (1%) per annum and is due and payable within two years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or after the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,237 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the six months ended June 30, 2014 was $3,784, which amount has been recorded as interest expense.

Interest expenses:

	For the three month period		For the six month period
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of debt discount	$3,784	$-	$3,784	$-
Interest at contractual rate	76	-	76	-
Totals	$3,860	$-	$3,860	$-

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$55,013) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

•
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$34,097) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$68,194) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

•
Professor Martha Lucia Zequera (“Zequera”) will provide services as Director of Diabetic Foot Related Products and Services for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand dollars ($20,000 USD) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Zequera’s fee will be readjusted to the amount of forty thousand dollars ($40,000 USD) per annum, and she shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

•
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$34,097) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$68,194) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   COMMITMENTS (continued)

(2)	Advisors (cont’d)

•
On June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. William Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi VioCare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi VioCare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$102,290) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi VioCare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi VioCare Clinics, as well as all insurance payments.

Note 13 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three and six month period ended June 30, 2014:

Services provided from related parties:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consulting fees from CEO and President (i)	$15,000	$-	$30,000	$-
Consulting fees from a Director (ii)	14,628	-	22,850	-
Professional fees from CFO (iii)	-		5,484
Professional fees from Director (iv)	4,115	-	8,226	-
Research and development from Director (v)	8,354	-	8,354	-
	$42,097	$-	$74,914	$-

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -   RELATED PARTY TRANSACTIONS (continued)

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
(iii)
On November 27, 2013, the Board of Directors of the Company appointed Mr. Grigorios Tsourtos as Chief Financial Officer of the Company. On June 9, 2014, Mr. Grigorios Tsourtos resigned as Chief Financial Officer of the Company.

(iv)	On September 10, 2013, the Board of Directors of the Company elected Nicolaos Kardaras as Secretary and a director of the Company.
(v)
On June 9, 2014, HCi VioCare Clinics entered into an employment agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi VioCare Clinics and its wholly-owned subsidiary clinics.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Balance, June 9, 2014 (business combination) ($)	Services provided during the period ($)	Reimbursement on Company’s expenses ($)	Payments ($)	Foreign exchange ($)	Balance, June 30, 2014 ($)
Consulting fees from CEO and President (i)	29,590		30,000	86,668	-		146,258
Consulting fees from a Director (ii)	-		22,850	-	17,846		5,004
Professional fees from CFO (iii)	1,369		5,484	-	6,851	(2)	-
Professional fees from Director (iv)	-		8,226	-	6,861		1,365
Research and development from Director (v)	-	22,401	8,354	-	-	483	31,238
	30,959	22,401	74,914	86,668	31,558	481	183,865

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition	Payments ($)	Balance, June 30, 2014 ($)
CEO and President (i)	32,252	163,975	-	196,227

Loan Agreement from related parties (ref Note 11 – Convertible Notes)

	Balance, December 31, 2013 ($)	Addition	Foreign Exchange on the Note ($)	Balance, June 30, 2014 ($)
CEO and President (i)	-	136,237	245	136,482

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -   CAPITAL STOCK

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

On January 22, 2014, the Company issued  1,000,000 shares, valued at $1,250,000, to the Company’s President, Mr. Leontaritis as compensation for consultancy services provided in 2013.

On February 13, 2014, the Company issued 500,000 shares of common stock, valued at $625,000, the required share consideration under an acquisition agreement with Kapatos,completing the acquisition of the IPR - Socket-Fit.

On April 17, 2014, the Company issued 500,000 shares of common stock, valued at $1,125,000, the required share consideration under an acquisition agreement with Kapatos,completing the acquisition of the IPR – Smart Insole.

As at June 30, 2014 the Company has a total of 5,503,650 shares issued and outstanding.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -   STOCK OPTIONS

On April 15, 2014, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements with respect to services to be provided. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement with Mr. Spence. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

The following tables summarizes information concerning stock options outstanding as of June 30, 2014:

	June 30, 2014		December 31, 2013
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-
Unvested, end of June 30, 2014	25,000	$0.04

The Company recognized stock-based compensation expense allocated to research and development of $174,462 during the six month period ended June 30, 2014.

Unrecognized compensation expense related to stock options as of June 30, 2014 was $764,601 and is expected to be recognized in future periods.

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, “Stock Compensation” and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.
Stock compensation expense for stock options is recognized over the vesting period of the award.

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the fiscal year ended June 30, 2014:

Options Granted June 30, 2014
Fair value of options granted	$1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00%

a)
Expected life: The expected term of options granted is determined using the “shortcut” method allowed by SAB No.107. Under this approach, the expected term is presumed to be immediately after the vesting date at the end of the contractual term of one (1) year.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company’s common stock is calculated by using the historical daily volatility of the Company’s stock price calculated over a period of time representative of the expected life of the options.

d)	Dividend yield: The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

Note 16 -   SUBSEQUENT EVENTS

On July 25, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company may receive up to $403,956 (EUR €300,000) (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum on funds advanced and is due and payable within five years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or after the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price per share of $0.03.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi VioCare for the period ended June 30, 2014 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated on March 26, 2007 under the laws of Nevada. Our activities have been limited to developing our business plan.  The Company was formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares of the Company and there was a change in the Board of Directors of the Company, effecting a change in control of the Company.   The business of the Company remains in the field of medical devices and other opportunities related to their uses.   We are currently engaged in healthcare innovation by the technology development and marketing of prosthetics and orthotics (P&O) and diabetes related products, and we intend to be engaged in the operation of P&O total rehabilitation clinics.

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

On February 12, 2014, the Company, through our newly incorporated Scottish subsidiary, HCi VioCare Technologies Limited, entered into an acquisition agreement with Christos Kapatos, a director of both the Company and HCi VioCare Technologies (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”.    SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for patients, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.  Socket-Fit is a digital system for assessing an amputee’s residual limb and for the production of truly functional and comfortable prosthetic sockets.    The technology takes account of the external and internal geometry of the amputee’s stump, the biomechanical properties of each individual soft tissue layer and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb making it possible to produce an accurate, functional and comfortable prosthetic socket.   By minimizing the time and cost of socket production and reducing the number of faulty sockets there will be a reduction in costs incurred by health services and insurance companies worldwide as well as benefits to the amputee.    The Company intends through the acquisition of the background intellectual property rights (“IPR”) to undertake and fund, through its U.K. subsidiary, a project as defined in the Acquisition Agreement to improve the nature of the data used in socket modeling software with a view to creating a system that will enable prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and can be marketed and used across the industry for improved socket creation.

Consideration for the acquisition by HCi VioCare Technologies of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR and knowhow to develop and exploit the IPR was the issuance of 500,000 shares of the common stock of the Company to Kapatos, which shares were issued on February 13, 2014.

HCi VioCare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which it is currently in negotiation to acquire from Dr. Kapatos. More specifically, it intends to launch three products which it hopes to acquire from Dr. Kapatos during the 2nd and 3d quarter of the year 2014 (Light-IS, W-Mode, and H-Cast).   These products require less research and development to get to market.   Remaining products that it hopes to acquire it will launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit which will take a minimum of two years to get to market from the commencement of the research and development of the product.

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

On April 16, 2014, the Company, through our Scottish subsidiary, HCi VioCare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi VioCare Technologies (“Kapatos”), to acquire all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”.  Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

The competing insoles that are currently commercially available at this time can only monitor vertical pressure on the foot and not shear (friction). Also, none of these devices produce real-time data that can be of assistance to the user.  The web-space “total diabetes care” concept is also unique.

As consideration for the acquisition:

•
HCi VioCare Technologies shall cause the parent Company to issue to Kapatos a total of 500,000 shares of the common stock of the Company on execution of the agreement and 500,000 shares of the common stock of the Company for each and every new version of the technology (new version to mean any update or improvement to the initial commercial product to be developed from the technology, after the commercial development of the first Market Ready Insole from the technology acquired, should the new version be developed to commercial market ready stage);

•
a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

Further, on April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties.  Compensation shall be forty thousand Euros (€40,000) (USD$55,013) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

Mr. Kapatos abstained from voting on the acquisition of the IPR and the Consulting Agreement. Kapatos is an officer of the Company and is also an officer and director of HCi VioCare Technologies.

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction.

Concurrently, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements with each member. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

Further, on April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

•
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP)(USD$34,097) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$68,194) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

•
Professor Martha Lucia Zequera (“Zequera”) will provide services as Director of Diabetic Foot Related Products and Services for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand dollars ($20,000 USD) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Zequera’s fee will be readjusted to the amount of forty thousand dollars ($40,000 USD) per annum, and she shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

•
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP)(USD$34,097) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP)(USD$68,194) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

 On June 9, 2014, the Company, through our Scottish subsidiary, HCi VioCare Clinics, entered into a Share Purchase Agreement with Mr. William Donald Spence, Miss Catriona Ann Spence, and Mrs. Eilidh Isabel Malcolm (together the “vendors”), to acquire 100% of the issued capital of W D Spence Prosthetics Limited (the “Clinic”). The Clinic is incorporated in Scotland under company number SC307652, having its registered office at 8 Tomcroy Terrace, Pitlochry, Perthshire, PH16 5JA, UK. The Clinic is a private company limited by shares, with no registered charges, and the total issued share capital amounts to 1,000 ordinary shares par value of £1 each. The vendors to the Share Purchase Agreement are the beneficial owners and registered holders of all (100%) the shares of the Clinic, with Mr. William Donald Spence holding 520 ordinary shares, and Miss Catriona Ann Spence and Mrs. Eilidh Isabel Malcolm each holding 240 ordinary shares. Mr. Spence is also the director of the Clinic, and Miss Malcolm is the secretary. The Clinic has no employees or subsidiaries, and is not a subsidiary of another company.

The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics clinic. The acquisition of the Clinic is the first step to the Company’s and HCi VioCare Clinics’ intention to develop the first chain of prosthetics and orthotics (P&O) and diabetes clinics in the European market, covering Southern Europe, the Middle East and North Africa.

As consideration for the acquisition, HCi VioCare Clinics shall pay to the vendors in cash the amount of one hundred thousand GBP (£100,000)(USD$168,121) on execution of the agreement.

Further, on June 10, 2014, HCi VioCare Clinics entered into a Taxation Undertaking with the vendors pursuant to the Share Purchase Agreement.

Concurrently, on June 10, 2014, the Company made the required payment under the agreement to the vendors, thus completing the acquisition of the Clinic.

Also on June 9, 2014, HCi VioCare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi VioCare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000)(USD$102,290) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi VioCare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi VioCare Clinics, as well as all insurance payments.

Further, on June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. William Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On June 9, 2014, Mr. Grigorios Tsourtos resigned as Chief Financial Officer of the Company.

On or about June 20, 2014, the Company formally informed Keith K. Zhen, CPA (“Zhen”) of their dismissal as the Company’s independent registered public accounting firm.

As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

On, or about June 25, 2014 the Company engaged Anderson Bradshaw PLLC (“AB”) as its principal accountant to audit the Company's financial statements as successor to Zhen.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.viocare.eu/

RESULTS OF OPERATIONS

For the three months ended June 30, 2014 and 2013

We have incurred losses since inception. We generated $0 in revenues from operations for the three months ended June 30, 2014 and 2013 and for the period from inception (March 26, 2007) to date.  Operating expenses for the three months ended June 30, 2014 and 2013 were $ 1,448,327 and $ 6,724respectively, consisting of office rent, office expenses, travel and entertainment expense, consultancy fees, professional fees and amounts expended on research and development.  The substantial increase in operations is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of prosthetics and orthotics (P&O) and diabetes related products, and preparations for the operation of P&O total rehabilitation clinics.  As a result during the current three month period ended June 30, 2014 the Company incurred research and development expenses of $1,333,359, including costs incurred related to the acquisition of certain innovative technologies, consultancy fees of $36,372, travel and entertainment expenses of $17,411 and depreciation expenses of $377, with no similar expenses during the prior comparative three month period ended June 30, 2013.

Additionally, during the current period professional fees increased from $1,000 (2013) to $20,835, office rent increased from $1,200 (2013) to $14,907 and associated office expenses increased from $4,524 (2013) to $25,066.  The Company reported a net loss for the three months ended June 30, 2014 of $1,453,457 as compared to net losses of $6,724 in the same period in 2013, including losses from other income and expenses of $5,130  (2013 - $Nil).

For the six months ended June 30, 2014 and 2013

We generated $0 in revenues from operations for the six months ended June 30, 2014 and 2013 and for the period from inception (March 26, 2007) to date.  Operating expenses for the six months ended June 30, 2014 and 2013 were $2,161,491 and $ 14,988 respectively, consisting of office rent, office expenses, travel and entertainment expense, consultancy fees, professional fees and amounts expended on research and development.  The substantial increase in operations is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of prosthetics and orthotics (P&O) and diabetes related products, and preparations for the operation of P&O total rehabilitation clinics.  As a result during the current six month period ended June 30, 2014 the Company incurred research and development expenses of $1,965,596, including costs incurred related to the acquisition of several innovative technologies, consultancy fees of $74,230, travel and entertainment expenses of $28,985 and depreciation expenses of $377, with no similar expenses during the prior comparative six month period ended June 30, 2013.

Additionally, during the current six month period professional fees increased from $5,600 (2013) to $38,118, office rent increased from $2,400 (2013) to $19,210 and associated office expenses increased from $6,988 (2013) to $34,975.  The Company reported a net loss for the six months ended June 30, 2014 of $2,167,045 as compared to net losses of $14,988 in the same period in 2013, including current period losses from other income and expenses of $5,554  (2013 - $Nil).

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2014 we had $21,978 cash on hand and liabilities of $246,288 in accounts payable and accrued expenses (including amounts due to related parties) and $196,227 in advances from related parties.  During the six month period ended June 30, 2014, the Company's president contributed $132,336 as advances to the Company. Presently we rely on our officers and directors to fund our general operating expenses.   The Company has secured an operating loan from the Company’s President of EUR$300,000 (USD$403,956) subsequent to June 30, 2014, which amount should allow us to meet our operating expenses and ongoing obligations until such time as the Company can conclude a larger equity based financing, anticipated for the fall of 2014.

GOING CONCERN

The Company incurred net losses of $2,167,045 for the six months ended June 30, 2014. In addition, the Company had a working capital deficiency $394,439 and stockholders’ deficiency of $179,197 at June 30, 2014, with $3,861,657 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi VioCare, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi VioCare very doubtful.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended June 30, 2014.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation, which removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 10, 2014, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, as general working capital of the Company, agreed to provide the Company a loan facility of 100,000.00 Euros with an annual interest of 1%, and the Company agreed to repay the Facility within 2 years from the date of the loan agreement. If for any reason the Company fails to repay the loan facility on the due date, the Lender has the right to convert the outstanding balance of the loan into shares of the common stock of the Company at Three Cents in the lawful currency of the United States (USD $0.03) per share.

On July 25, 2014, the Company entered into another Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of 300,000.00 Euros with an annual interest of 5%, and the Company agreed to repay the Facility within 5 years from the date of the loan agreement. If for any reason the Company fails to repay the loan facility on the due date, the Lender has the right to convert it into shares of the common stock of the Company at Three Cents in the lawful currency of the United States (USD $0.03) per share.

ITEM 6.  EXHIBITS

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi VioCare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Filed herewith
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	To be filed by amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	To be filed by amendment
101.INS	XBRL Instance Document **	To be filed by amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase **	To be filed by amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	To be filed by amendment
101.SCH	XBRL Taxonomy Extension Schema **	To be filed by amendment
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