Form 10-Q
period 2014-09-30
HCi Viocare
filed 2014-11-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

44 141 548 8000
(Registrant’s telephone number, including area code)

N/A
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

5,503,650 shares of common stock issued and outstanding as of November 18, 2014

HCI VIOCARE

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-Q.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities and Exchange Commission on April 15, 2014.

HCi VioCare
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$127,400	$-
Accounts receivable	966
Inventory	6,745
Prepaid expenses (Note 6)	19,703	-
Total Current Assets	154,814	-

Long-term Assets
Property, and equipment, net (Note 8)	40,952	-
Goodwill	172,389
Total Long-term Assets	213,341	-

Total Assets	$368,155	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$134,004	$8,941
Accounts payable and accrued expenses-related party (Note 13)	171,498	30,959
Loan from a related party (Note 13)	76,647	32,252
Liabilities to be settled with common stock	-	1,250,000
Total Current Liabilities	382,149	1,322,152

Long-term Liabilities:
Convertible notes from a related party, net of discount (Note 11 and Note 13)	3,392	-
Deferred taxes	211	-
Total Long-term Liabilities	3,603	-

Total Liabilities	385,752	1,322,152

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
5,503,650 shares issued and outstanding as of September 30, 2014
3,503,650 shares issued and outstanding as of December 31, 2013	550	350
Additional paid-in capital	4,323,260	372,110
Deficit accumulated during the development stage	(4,347,872)	(1,694,612)
Accumulated other comprehensive income	6,465	-
Stockholders' deficiency	(17,597)	(1,322,152)
Total Liabilities and Stockholders' Deficiency	$368,155	$-

See Notes to Financial Statements

HCi VioCare
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Sales	$17,562	$-	$17,562	$-
Cost of goods sold	16,390	-	16,390	-
Gross Profit	1,172	-	1,172	-

Operating Expenses
Depreciation	2,724	-	3,101	-
Office rent	15,768	800	34,978	3,200
Office expenses	15,701	2,179	50,676	9,167
Consultancy Fees	35,342	-	109,572	-
Professional fees	37,198	1,405	75,316	7,005
Research and development	354,397	-	2,319,993	-
Travel and entertainment	21,238	881	50,223	881
Total Operating Expenses	482,368	5,265	2,643,859	20,253

Loss from Operations	(481,196)	(5,265)	(2,642,687)	(20,253)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	29,295	-	27,601	-
Interest Expenses due to related party	(34,314)	-	(38,174)	-
Total Other Income (Expenses)	(5,019)	-	(10,573)	-

Loss before Provision for Income Tax	(486,215)	(5,265)	(2,653,260)	(20,253)

Provision for Income Tax	-	-	-	-

Net Loss	$(486,215)	$(5,265)	$(2,653,260)	$(20,253)

Basic and fully diluted loss per share	$(0.09)	(0.001)	(0.51)	(0.006)

Weighted average shares outstanding	5,503,650	3,550,000	5,159,328	3,550,000

Comprehensive Income (Loss) :
Net loss	$(486,215)	$(5,265)	$(2,653,260)	$(20,253)
Effect of foreign currency translation	7,164	-	6,465	-
Comprehensive Loss	$(479,051)	$(5,265)	$(2,646,795)	$(20,253)

See Notes to Financial Statements

HCi VioCare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Operating Activities
Net loss	$(2,653,260)	$(20,253)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	1,750,000	-
Stock option vested gradually	411,158	-
Amortization of beneficial conversion feature	36,228	-
Depreciation	3,101	-
Gain on foreign currency transaction	(27,601)	-
Changes in operating assets and liabilities:
Decrease (Increase) in inventory	(178)	-
Decrease (Increase) in accounts receivable	16,037	-
Decrease (Increase) in prepaid expense	(19,148)	800
Increase (Decrease) in corporate taxes	(4,872)	-
Increase (Decrease) in accounts payable and accrued expenses	98,290	(3,120)
Increase (Decrease) in accounts payable and accrued expenses, related party	160,116	-
Net cash used by operating activities	(230,129)	(22,573)

Investing Activities
Office furniture	(7,151)	-
Computer & equipment	(5,610)	-
Leaseholder improvement	(34,148)	-
Cash acquired from business combination	2,929	-
Net cash (used) by investing activities	(43,980)	-

Financing Activities
Loans from a shareholder	402,697	22,460
Net cash provided by financing activities	402,697	22,460

Increase (decrease) in cash	128,588	(113)

Cash at beginning of period	-	113
Effects of exchange rates on cash	(1,188)	-
Cash at end of period	$127,400	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Accounts receivable acquired from business combination	$(17,603)	-
Inventory acquired from business combination	(6,799)	-
Prepaid expenses acquired from business combination	(574)	-
Computer & Equipment acquired from business combination	(731)	-
Accounts payable acquired from business combination	5,240	-
Accounts payable from related parties acquired from business combination	22,401	-
Corporate tax from related parties acquired from business combination	5,044	-
Deferred tax from related parties acquired from business combination	219	-
Advances from related party, converted to loan	540,193	-

See Notes to Financial Statements

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -    ORGANIZATION AND BUSINESS BACKGROUND

HCi VioCare (formerly China Northern Medical Device, Inc.) ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year end.

The Company has not yet generated significant revenues from planned principal operations and is considered a startup enterprise. The Company was formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

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

On April 16, 2014, through our wholly owned subsidiary HCi VioCare Technologies Limited, we acquired all rights and interest in and to the background Intellectual Property Rights (“IPR”) for a developing technology known as “Smart Insole”.  The Smart Insole System is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

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

Note 2 -    GOING CONCERN

The Company incurred net losses of $2,653,260 and $20,253 for the nine month periods ended September 30, 2014 and 2013, respectively and $4,347,872 for the period March 26, 2007 (inception) through September 30, 2014. In addition, the Company had a working capital deficiency of $227,335 and a stockholders' deficiency of $17,597 at September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through September 30, 2014, the Company relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 11.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the nine month period ended September 30, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $2,319,993 and $0 for the nine month periods ended September 30, 2014 and 2013, respectively.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the nine month periods ended September 30, 2014 and 2013, respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013

Office lease	$12,735	$-
Legal fees	3,500	-
Travel advances	3,468	-
Total prepaid expense	$19,703	$-

Note 7 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2014 (unaudited)	December 31, 2013

Accounts payable	$134,004	$941
Accrued professional fees	-	8,000
Total accounts payable and accrued expenses	$134,004	$8,941

Note 8 -   PROPERTY AND EQUIPMENT

	Leasehold Improvement—office in Greece	Office Furniture		Computer & Equipment
Cost
At 1 January, 2014	$-		$-	$-
Additions - purchase	34,148		7,151	5,610
Additions – business combination	-		-	731
Foreign exchange	(2,616)		(522)	(449)
At September 30, 2014	$31,532		$6,629	$5,892

Amortization
At 1 January, 2014	$-	$		$-
Charge for the period	1,684		770	647
At September 30, 2014	$1,684		$770	$647

Carrying Amounts
At January 1, 2014	$-		$-	$-
At September 30, 2014	$29,848		$5,859	$5,245

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

As consideration for the acquisition:

 HCi VioCare Technologies shall cause the parent Company to issue to Kapatos a total of 500,000 shares of the common stock of the Company on execution of the agreement and 500,000 shares of the common stock of the Company for each and every new version of the technology (new version to mean any update or improvement to the initial commercial product to be developed from the technology, after the commercial development of the first Market Ready Insole from the technology acquired, should the new version be developed to commercial market ready stage);

 a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

The issuance of 500,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $1,125,000 or $2.25 per share.  The Company recorded the $1,125,000 as research and development expenses due to the fact that Mr. Kapatos is a related party to the Company.

Note 10 -   OFFICE LEASE

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,972(EUR 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,308 (EUR18, 540) including $4,126 (EUR 3,000) for deposit and $21,630 (EUR 15,540) for ten months rental fee upon executing the agreement.

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

Under the term of the lease agreement, the Company paid $3,020 (GBP 1,860) as a deposit.

Prepaid expense relating to the office leases consist of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	4,126	3,020
Addition – 10 month rental	21,630	-
Expensed rental fee during the period	(14,745)	-
Foreign exchange	(1,296)	-
As of September 30, 2014	$9,715	$3,020

Note 11 -   CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

On June 10, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $136,237 (EUR €100,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at one percent (1%) per annum and is due and payable within two years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or after the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,237 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine months ended September 30, 2014 was $21,192, which amount has been recorded as interest expense.

Interest expenses:

	For the three month period		For the nine month period
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of debt discount	$17,408	$-	$21,192	$-
Interest at contractual rate	346	-	422	-
Totals	$17,754	$-	$21,614	$-

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 -   CONVERTIBLE NOTES (continued)

(2)	Convertible notes due on July 25, 2019:

On July 25, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $403,956 (EUR €300,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or after the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $403,956 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the nine months ended September 30, 2014 was $15,036, which amount has been recorded as interest expense.

Interest expenses:

	For the three month period		For the nine month period
	September 30,		September 30,
	2014	2013	2014	2013
Amortization of debt discount	$15,036	$-	$15,036	$-
Interest at contractual rate	1,524	-	1,524	-
Totals	$16,560	$-	$16,560	$-

The following table summarizes the balance of the convertible notes on the balance sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Gross principal amount	$540,193	$-
Foreign exchange	(32,836)	-
	507,357
Unamortized discount	(503,965)	-
Total	$3,392	$-

Note 12 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$50,746) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$32,482) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$64,964) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

-
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

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$32,482) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$64,964) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

-
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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 -   COMMITMENTS (continued)

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi VioCare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi VioCare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$97,445) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi VioCare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi VioCare Clinics, as well as all insurance payments.

Note 13 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three and nine month period ended September 30, 2014:

Services provided from related parties:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consulting fees from CEO and President (i)	$15,000	$-	$45,000	$-
Consulting fees from a Director (ii)	13,290	-	36,140	-
Professional fees from CFO (iii)	-		5,484
Professional fees from Director (iv)	3,974	-	12,200	-
Research and development from Director (v)	25,146	-	33,500	-
	$57,410	$-	$132,324	$-

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -   RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Balance, June 9, 2014 (business combination) ($)	Services provided during the period ($)	Reimbursement on Company’s expenses ($)	Payments ($)	Foreign exchange ($)	Balance, September 30, 2014 ($)
Consulting fees from CEO and President (i)	29,590	-	45,000	95,640	-	-	170,230
Consulting fees from a Director (ii)	-	-	36,140	-	36,140	-	-
Professional fees from CFO (iii)	1,369	-	5,484	-	6,851	(2)	-
Professional fees from Director (iv)	-	-	12,200	-	10,932	-	1,268
Research and development from Director (v)	-	22,401	33,500	-	55,901		-
	30,959	22,401	132,324	95,640	109,824	(2)	171,498

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition ($)	Converted to Convertible notes ($)	Balance, September 30, 2014 ($)
CEO and President (i)	32,252	584,588	(540,193)	76,647

Loan Agreement from related parties (ref Note 11 – Convertible Notes)

	Balance, December 31, 2013 ($)	Addition ($)	Foreign Exchange on the Note ($)	Balance, September 30, 2014 ($)
CEO and President (i)	-	540,193	(32,836)	507,357

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -   CAPITAL STOCK  (continued)

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

As at September 30, 2014 the Company has a total of 5,503,650 shares issued and outstanding.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -   STOCK OPTIONS (continued)

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

The following table summarizes information concerning stock options outstanding as of September 30, 2014:

	September 30, 2014		December 31, 2013
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-
Unvested, end of September 30, 2014	25,000	$0.04

The Company recognized stock-based compensation expense allocated to research and development of $411,158 during the nine month period ended September 30, 2014.

Unrecognized compensation expense related to stock options as of September 30, 2014 was $527,905 and is expected to be recognized in future periods.

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

HCi VioCare
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -   STOCK OPTIONS (continued)

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants made during the fiscal year ended December 31, 2014:

Options Granted September 30, 2014
Fair value of options granted	1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00%

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

Note 16 -   SUBSEQUENT EVENTS

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$48,723) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On November 7, 2014, the Board of Directors of HCi VioCare (the “Company”) appointed Heleen Kist as a Chief Operating Officer of the Company.

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi VioCare for the period ended September 30, 2014 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2014. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares of the Company and there was a change in the Board of Directors of the Company, effecting a change in control of the Company.   The business of the Company remains in the field of medical devices and other opportunities related to their uses.   We are currently engaged in healthcare innovation by the technology development and marketing of prosthetics and orthotics (P&O) and diabetes related products, and we intend to be engaged in the operation of prosthetics and orthotics ("P&O") total rehabilitation clinics.

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

HCi VioCare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which it is currently in negotiation to acquire from Dr. Kapatos. More specifically, it intends to launch three products which it hopes to acquire from Dr. Kapatos prior to the first quarter of 2015 (Light-IS, W-Mode, and H-Cast).   These products require less research and development to get to market.   Remaining products that it hopes to acquire it will launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit which will take a minimum of two years to get to market from the commencement of the research and development of the product.

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

-
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

-
a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than $500,000,000 cash or the equivalent thereof by way of any other consideration.

Further, on April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties.  Compensation shall be €40,000 (USD$55,013) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

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

Concurrently, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements with each member. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five years from the date of vesting. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

Further, on April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be £20,000 GBP (USD$32,482) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of £40,000 GBP (USD$64,964) per annum, and he shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

-
Professor Martha Lucia Zequera (“Zequera”) will provide services as Director of Diabetic Foot Related Products and Services for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be $20,000 USD per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Zequera’s fee will be readjusted to the amount of $40,000 USD per annum, and she shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be £20,000 GBP (USD$32,482) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of £40,000 GBP (USD$64,964) per annum, and he shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

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

The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics clinic. The acquisition of the Clinic is the first step to the Company’s and HCi VioCare Clinics’ intention to develop the first chain of P&O and diabetes clinics in the European market, covering Southern Europe, the Middle East and North Africa.

As consideration for the acquisition, HCi VioCare Clinics shall pay to the vendors in cash the amount of GBP£100,000 (USD$168,121) on execution of the agreement.

Futher, on June 10, 2014, HCi VioCare Clinics entered into a Taxation Undertaking with the vendors pursuant to the Share Purchase Agreement.

Concurrently, on June 10, 2014, the Company made the required payment under the agreement to the vendors, thus completing the acquisition of the Clinic.

Also on June 9, 2014, HCi VioCare Clinics entered into an agreement with Mr. William Donald Spence  whereby he will provide his services as Director of Clinical Operations of HCi VioCare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be GBP £60,000 (USD$97,445) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi VioCare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi VioCare Clinics, as well as all insurance payments.

Further, on June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. William Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five years from the date of vesting. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

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

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$48,723) per year payable monthly in arrears on the last Friday of every month by credit transfer.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.viocare.eu/

RESULTS OF OPERATIONS

For the three months ended September 30, 2014 and 2013

We have incurred losses since inception. We generated $17,562 in revenues from operations and $16,390 in cost of goods sold for the three months ended September 30, 2014 and $nil in revenue and costs of goods sold from the same period ended September 30, 2013.  Operating expenses for the three months ended September 30, 2014 and 2013 were $ 482,368 and $5,265 respectively, consisting of depreciation, office rent, office expenses, travel and entertainment expense, consultancy fees, professional fees and amounts expended on research and development.  The substantial increase in operations is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of prosthetics and orthotics (P&O) and diabetes related products, and preparations for the operation of P&O total rehabilitation clinics.  As a result during the current three month period ended September 30, 2014 the Company incurred research and development expenses of $354,397, consultancy fees of $35,342, travel and entertainment expenses of $21,238 and depreciation expenses of $2,724, with no similar significant expenses during the prior comparative three month period ended September 30, 2013.

Additionally, during the current period professional fees increased from $1,405 (2013) to $37,198, office rent increased from $800 (2013) to $15,768 and associated office expenses increased from $2,179 (2013) to $15,701.  The Company reported a net loss for the three months ended September 30, 2014 of $486,215 as compared to net losses of $5,265 in the same period in 2013, including losses from interest expenses due to related party of $34,314 (2013 - $Nil) and gain on foreign currency transaction of $29,295 (2013 - $Nil).

For the nine months ended September 30, 2014 and 2013

We generated $17,562 in revenues from operations and $16,390 in cost of goods sold for the nine months ended September 30, 2014 and $nil in revenue from operations and costs of goods sold for the same period ended September 30, 2013.  Operating expenses for the nine months ended September 30, 2014 and 2013 were $2,643,859 and $ 20,253 respectively, consisting of depreciation, office rent, office expenses, travel and entertainment expense, consultancy fees, professional fees and amounts expended on research and development.  The substantial increase in operations is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of P&O and diabetes related products, and preparations for the operation of P&O total rehabilitation clinics.  As a result during the current nine month period ended September 30, 2014 the Company incurred research and development expenses of $2,319,993, including costs incurred related to the acquisition of several innovative technologies, consultancy fees of $109,572 and depreciation expenses of $3,101, with no similar expenses during the prior comparative nine month period ended September 30, 2013.

Additionally, during the current nine month period professional fees increased from $7,005 (2013) to $75,316, office rent increased from $3,200 (2013) to $34,978, associated office expenses increased from $9,167 (2013) to $50,676, and travel and entertainment expenses increased from $881 (2013) to $50,223.

The Company reported a net loss for the nine months ended September 30, 2014 of $2,653,260 as compared to net losses of $20,253 in the same period in 2013, including current period losses from other income and expenses of $38,174  (2013 - $Nil) and gain on foreign currency transaction of $27,601 (2013 - $ Nil).

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2014 we had $127,400 cash on hand and liabilities of $305,502 in accounts payable and accrued expenses (including amounts due to related parties) and $76,647 in advances from related parties.  During the nine month period ended September 30, 2014, the Company's president contributed $76,647 as advances to the Company. Presently we rely on our officers and directors to fund our general operating expenses.   The Company has secured an operating loan from the Company’s President of EUR$400,000 (USD$507,357) during the period ended September 30, 2014, which amount should allow us to meet our operating expenses and ongoing obligations until such time as the Company can conclude a larger equity based financing, anticipated for Q4 of 2014.

GOING CONCERN

The Company incurred net losses of $2,653,260 for the nine months ended September 30, 2014. In addition, the Company had a working capital deficiency $227,335 and stockholders’ deficiency of $17,597 at September 30, 2014, with $4,347,872 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended September 30, 2014.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists.” This standard requires that an unrecognized tax benefit or a portion of an unrecognized tax benefit be presented as a reduction to a deferred tax asset for an NOL carry forward, a similar tax loss, or a tax credit carry forward with certain exceptions to this rule. If certain exception condition exists, an entity should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of the new provisions does not have a material impact on our financial condition or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

On June 9, 2014, Mr. Grigorios Tsourtos resigned as Chief Financial Officer of the Company.

On November 7, 2014, the Board of Directors of HCi VioCare (the “Company”) appointed Heleen Kist as a Chief Operating Officer of the Company.

ITEM 6.  EXHIBITS

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi VioCare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **	To be filed by amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase **	To be filed by amendment
101.INS	XBRL Instance Document **	To be filed by amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase **	To be filed by amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **	To be filed by amendment
101.SCH	XBRL Taxonomy Extension Schema **	To be filed by amendment
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

HCi VioCare

Date:	November 19, 2014	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer)