Form 10-K
period 2014-12-31
HCi Viocare
filed 2015-04-16
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[X]	No	[ ]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 30, 2014(the last business day of the registrant’s most recently completed second quarter),was approximately $2,198,084 based on the $1.35 per share which was the last selling price of the Company’s common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

14,731,961 shares of common stock issued and outstanding as of April 10, 2015

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this annual report. These risks include, by way of example and not in limitation:

•	we have a limited operating history, have only recently commenced generating revenues in our first Prosthetics and Orthotics clinic, and we currently have no commercial products in the market;
•
we currently have several technologies and product prototypes which require further development to commercialize its applications. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and commercialization of these technologies including the “Socketfit” technology and product applications derived from our “Smart Insole” product prototypes as well as our recently developed portable motion capture and gait analysis technology.

•	our current and any future collaborations with third parties for the development and commercialization of our current product or any newly acquired products or businesses may not be successful;
•
we intend to acquire and operate additional clinics related to our business, however, there can be no assurance that we will successful in doing so or if that if we do acquire such clinics that they will be profitable;

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

As used in this Annual Report, the terms "we," "us," "company," "our" and "Viocare" mean HCi Viocare, and our wholly-owned Scottish subsidiaries: HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited, unless otherwise indicated.

ITEM 1. BUSINESS

Background

The address of our principal executive office is Centrum Offices, 38 Queen Street, Glasgow, UK G1 3DX. Our telephone number is (0808) 178 4373. The Company’s web-site is http://www.hciViocare.com/.

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

On March 21, 2014, the Company’s name changed from China Northern Medical Device, Inc. to HCi Viocare in regard to actions taken on November 28, 2013, when the Board of Directors of the Company  approved, and recommended to the majority stockholder that they approve the name change. On November 29, 2013, the majority stockholder approved the name change by written consent in lieu of a meeting, in accordance with Nevada State Law. FINRA approved the name change with an effective date ofMarch 21, 2014. Our trading symbol is “VICA”. We filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to HCi Viocare to be effective on March 21, 2014.

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

Further, on April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$48,625) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

Further, on April 16, 2014, the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

•
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP)(USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$62,137) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

•
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP)(USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP)(USD$62,137) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

Also on June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000)(USD$93,205) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments.

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

On or about June 20, 2014, the Company formally informed Keith K. Zhen, CPA of their dismissal as the Company’s independent registered public accounting firm.

As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

On, or about June 25, 2014 the Company engaged Anderson Bradshaw PLLC  as its principal accountant to audit the Company's financial statements as successor to Zhen.

On November 7, 2014, the Company’s subsidiary, W D Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer  of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$46,603) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On January 1, 2015 the Company entered into a consulting agreement with , an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the agreement, the Mikulas Dylowicz shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. Mikulas Dylowicz shall receive monthly consideration of Euros €2,000 per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

On March 2, 2015 the Company announced the conclusion of a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015.

The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalised care, due to open in the second quarter of 2015. This new facility will serve as the centre of reference and training for the intended chain of Viocare P&O and diabetic foot centres across Europe, ensuring their adherence to British and International standards. The Company’s Technologies subsidiary will occupy the first floor of the building to continue to develop its portfolio of bioengineering innovations.

Additional information on the Company’s technologies and management team can be found at the Company’s website.

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

Our Current Business – Research and Development and Marketing of devices for healthcare innovation and operation of Prosthetics and Orthotics clinics

We have recently commenced revenue generating operations and are primarily engaged in the research and development and marketing of innovative medical technologies, and intend to be engaged in the operation of prosthetics and orthotics (“P&O”) and diabetic foot total rehabilitation clinics.

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

On the 12th of February, 2014 we acquired intellectual property rights ("IPR”) over an innovative medical technology entitled ‘SocketFit’, as well as over any additional technologies under development or that may be developed in the future. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees. Viocare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which are currently under review including Light-IS, W-Mode, and H-Cast. These products require less research and development to get to market and a schedule for their development is in progress. Remaining products expected to launch in 2015 and 2016 include SocketFit, A-Cone, and D-Ring. It is anticipated that the SocketFit technology will take a minimum of two years to get to market from the commencement of the research and development of the product, which has already begun in fiscal 2014.

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

SocketFit is a digital system for assessing an amputee’s residual limb and for the production of truly functional and comfortable prosthetic sockets. It takes account of the external and internal geometry of the amputee’s stump, the biomechanical properties of each individual soft tissue layer i.e. skin, fat, muscle and bone, and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb. It is then possible to produce an accurate, functional and comfortable prosthetic socket.

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

Dr. Christos Kapatos has carried out extensive research in designing a new system to aid the creation of sockets for prosthetic limbs. This research differed from other research as it aimed to acquire and utilise not only the external shape of a residual limb but also:

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

Socket-Fit consists of three modules:

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

The internal geometry is acquired with the use of the on-board ultrasound transducers. Information on the mechanical properties of the tissues has also been captured.

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

The software

Automation software  controls the hardware, and collects and pre-processes the data.

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

The final data from the FEA analysis will be transferred, by means of email or uploaded on data cloud to a 3D carver or a 3D printer where the prosthetic socket, or in the case of a carver, the negative mould, will be created. The amputee will then wear the prosthesis and continue with his/her way of living.

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

The algorithms were initially developed and used very successfully in the seismic exploration industry. The algorithms have been adapted and optimised to work with Ultrasound for the first time.

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

The final data from the FEA analysis will be transferred, by means of email, CDs or any other media, to a 3D carver or a 3D printer where the prosthetic socket, or in the case of a carver, the negative mould, will be created. The amputee will then wear the prosthesis and continue with his/her way of living.

Current Status of SocketFit

Management continues to work with the Background IPR in order to put together development plans for ongoing research and development which we hope will result in a marketable product. We plan to finalize research and development and to launch the product within two years of commencement of the proposed research and development.

Initial product opportunities

About Prosthetic sockets:

•	Prosthetics sockets are worn on residual limbs and permit the attachment of artificial limbs. A comfortable fit is essential for sockets and this requires considerable skill;
•	3D scanning is used to capture the outline of limbs, but it is not suitable for socket design because prosthetists still need to handle the limb to feel where the different tissues reside;
•	25% of prosthetic sockets are rejected shortly after use, causing costly re-work for the prosthetist and aggravation for the patient;
•	Residual limbs naturally change in shape and size, particularly in the early years, resulting in increased ill-fitting sockets.

Hydra-Fit system

•	Based on acquired Socket-Fit IP;
•
Yields a socket that provides a uniform pressure distribution across the majority of the residual limb, taking into account the internal bio-mechanical properties of the stump, thereby offering the best possible comfort;

•	Integrated scanning system supports cost effective record keeping.

Stage of development:
•	Proven design of core apparatus
•	Design of scanning system; initial software
•	Limited technology risk
•	Partnership discussions initiated with key P&O companies

Smart Insole

Background and project status

The Company has acquired the IPR for a developing technology known as “Smart Insole”, which is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise.

The competing insoles that are currently commercially available at this time can only monitor vertical pressure on the foot and not shear (friction). Also, none of these devices produce real-time data that can be of assistance to the user. The web-space “total diabetes care” concept is also unique.

In addition to applications noted above, the Smart Insole has various other commercial application opportunities which the Company believes can be commercialized and marketed in the near term.  As a result the Company has focused its R&D efforts on the Smart Insole during fiscal 2014 in order to expedite its potential commercial opportunities.

As a result of its ongoing development efforts, the Company has filed several patents with the UK patent office with respect to its “Insole” intellectual property. The first patent, based on the “Insole” intellectual property (IP), relates to the Company’s pressure sensing system technology, which supports the development of very low cost, flexible and scalable pressure sensing devices in a range of sectors including wearable devices, Prosthetics & Orthotics, medical devices (e.g. for the diabetic foot), and automotive health and safety.

The second patent, also based on additional development of the “Insole” IP relates to the Company’s ground-breaking shear sensing system technology, which  supports the development of low cost, flexible and scalable sensor systems in a range of sectors including wearable devices, medical devices (e.g. diabetic foot), Prosthetics & Orthotics and automotive health and safety

The third patent application based on the “Insole” intellectual property (IP) complements the patent described above, filed by the Company for its pressure sensing and shear sensing systems. This third patent application relates to pioneering low-cost, portable motion capture and gait analysis technology, which has applications in a range of sectors, including athletic wearable devices, physiotherapy, orthotics and potentially also gaming and film.

Medical Insole applications

•	Our patent pending pressure or pressure/shear sensor units are self-powering and can communicate via Bluetooth to smartphones, etc.

•	A working prototype has been developed of smart insoles incorporating these sensor units and it has been tested in a range of conditions.

•
The insole will help diabetics monitor the pressure and shear experienced by their feet. The associated app can then alert the user to excessive time/pressure/shear combinations and provide data to the user's physicians for further advice.

The Company is presently seeking licensing partners in respect of these medical Insole applications. The license partner could be any company marketing products to diabetics (e.g. blood glucose monitors and lancets) or wearable technologies company wanting to extend its healthcare reach (iHealth, Samsung).  The resulting product(s) will be a Class 1 medical device, depending on claims and disclaimers. Whilst default alerts setting would be provided, based on existing academic and clinical research, users would be encouraged to get their physician to set parameters.

Presently we are aware of 2 portable pressure measuring systems on the market, intended for clinical use only, and priced at around $4,000: Algeos (http://www.algeos.com ); Amcube (http://www.amcube.co.uk).  In addition, for consumers, some products are expected to be introduced in the near term: Orpyx (http://orpyx.com/) costing $800 vs our estimated $300. Start-up enterprise, Sensoria (http://www.sensoriafitness.com/), is expected to market a much less accurate product (sock) to serve consumer needs.

Management believes the Viocare Smart Insole medical products are unique in their  ability to measure shear, reliability and bendability.

Athletic Insole applications

•
The consumer market for wearable devices is exploding, and people appear to have an insatiable appetite for data to analyse their fitness and athletic performance. Nearly 50 million sports performance monitors are being sold in 2014 and Worldwide revenue is forecast to reach $2.3 billion in 2017.

•	Runners, in particular have an insatiable appetite for data, but they also want to amend their running style to improve performance and to prevent injuries.

•
The insole technology can be portable or built into shoes, and complements a range of current wearable devices. It is the only pressure sensing technology that can work accurately in a warm and moist environment and with significant bending.

The Company is holding conversations with prospective licensing partners, including a major global athletic shoe brand.  We are intending to expand this to become a full 3D motion capture and gait analysis system for use by physiotherapists, orthotists, athletes and possibly in film and gaming.

The Company’s research indicates the nearest competitor is a start-up called Sensoria: a smart textile sock that measures pressure and pace. It has a ‘running coach’ App. A starter set retails at $149 and additional pairs of socks cost $29.  The resistance method used is unreliable and only three sensors are in place (vs our 20+). It requires an anklet to be worn, which requires frequent recharging (vs our built-in battery) and the socks require washing, potentially reducing their life span.

Future developments

Cushions:

Wheelchairs

•	The same technology as the Insole can be used to provide pressure and shear monitoring integrated into wheelchair cushions to prevent ulceration;

Automotive

•	Professional drivers can be monitored automatically for posture, projected blood circulation, pressure and shear
•	Positioning can be an indicator of fatigue, a leading cause of accidents
•	Adoption could be Health & Safety and insurance-driven

Hospitals and home care beds:

Market opportunity:

•	Pressure ulcers are injuries to skin and underlying tissues from prolonged pressure from lying in acute-care and long-term care beds;
•	It costs the US healthcare system alone an est. $12 billion in direct treatment costs, not counting associated costs such as medical malpractice lawsuits;
•	Hospitals are under tremendous pressure to address decubitus, particularly in the US where payers are moving away from covering “never events”;
•	Hospitals rely on protocols with regular manual adjustment of patients’ position and at best have inflatable mattresses or overlays with rolling (unintelligent) pressure relief.

Today’s existing market solutions:

•	Adoption of pressure relieving overlays is increasing; these are generally not ‘active’ and merely made of a suitable material to reduce pressure;

•	Winncare ‘s Axensor system is an example of an inflatable mattress with sections which goes through a standard cycle of in-/deflation to relieve pressure;

•
Israeli start-up Wellsense has the first pressure sensing mattress cover, but is a passive system, only providing information. However their clinical evidence shows that the monitoring alone is already effective;

•	There is no system with an active feedback loop to adapt the mattress to intelligently identified pressure points, or any that can indicate shear.

Our solution - Smart Active Mattress System
•
We have designed  an intelligent and active pressure monitoring and relieving mattress system, that through a continual feedback loop can ensure that pressure (and shear) is reduced optimally to prevent ulceration;

•
It uses: pressure, shear and tilt sensors integrated into a mattress with inflatable partitions combined with a pump and in-/deflation  mechanism that can adjust the size of individual partitions. This can be used when flat or tilted;

•	This would need to be classed as a medical device and would consequently be pursued in partnership with a leading medical device company, for whom this would provide a pioneering new product line;
•	A further upgrade has been identified that can automatically target tissue at high risk of ulceration through blood flow/oxygenation monitoring, which will be subject to a future patent;

Blood flow visualization:

•	Diabetic patients can suffer from reduced peripheral blood flow in their feet. This contributes to neuropathy but also prevents the healing of diabetic foot ulcers,which can lead to amputation;
•
The company has developed a product concept that would faciliate the accurate monitoring and diagnosis of diabetic foot conditions. Currently, patients are seen once a year and undergo an external  “prick test” to diagnose neuropathy;

•
Our portable ‘smart’ mat would provide an image of the peripheral blood flow, and its oxygenation data. It would also create a real image of the sole of the feet and measure their temperature to allow for holistic monitoring of the foot health;

•
This could shift the monitoring of diabetic foot health to primary care, away from podiatry specialists, but also provide essential health information to podiatrists which they would otherwise not have;

•	With a relatively low manufacturing cost, patients could monitor their own condition at home. It is hoped the product would be prescribed/reimbursed.

Other technology opportunities

Sleep apnea device (BiPAP)

•	The company has developed an early prototype of a small, silent, portable bidirectional airway device to assist sufferers of sleep apnea

Robotic surgical assist

•	Working (miniature) prototype of robotic device to assist in orthopaedic surgery, reducing number of staff in OR; uses proprietary sensor technology also used in Digital Health products

Adaptive socket

•
The ‘Holy Grail’ of prosthetic sockets, this technology would utilise our proprietary pressure and shear sensors to signal a smart material inside the socket to adapt its shape to the wearer’s gait and daily fluctuations in the size  and shape of the stump.

Photo acoustic imaging

•
The team is exploring a theory that would remove the barriers currently preventing the human adoption of photo acoustic imaging, producing a relatively low-cost non-contact, non-invasive methodology. This would be a substantial project but with the  potential to transform medical imaging.

Clinics:

On January 15, 2014,we formed our other wholly-owned Scottish subsidiary, HCi Viocare Clinics UK Limited with registration number SC467486 (“Viocare Clinics”), with the intent to create the first state-of-the-art chain of Prosthetic and Orthotic (P&O) and diabetic foot clinics with global reach, while capitalizing on the aforementioned internally developed technologies. Viocare Clinics will establish and/or acquire movement rehabilitation clinics, limb fitting centers and diabetic foot centers, in the UK, Europe and the Middle East, initially. These centers will offer standardized and specialized rehabilitation and consultation services for the physically impaired, as well as for their families, friends, their workplaces and companies that employ or work with them. Some of the sections that will be covered by the centers are:

•	Prosthetic rehabilitation;
•	Orthotic rehabilitation;

•	Diabetic foot;
•	Foot congenital disorder and musculoskeletal defects;

•	Movement assisting devices;
•	Gait analysis;

•	Pediatric movement analysis and consultation;
•	Living and working spaces design and consultation for people with disabilities;

•	Walking training and body strengthening following amputation, stroke or accident;
•	Phantomlimb syndrome consultation;

•	Workshops and educational and training programs; and
•	Expert opinion mediation with insurance companies and organizations.

The primary customers will be the physically impaired:

•	Amputees;
•	People with spasticity;

•	People with walking difficulties;
•	People with genetic abnormalities;

•	People with deformities;
•	People with musculoskeletal pain;

•	People with diabetes;
•	People with flat foot problems or just pain caused by long working hours or hard labor; and

•	Companies or organizations that employ or work with people with disabilities.

However the market is not limited to these people; our customers will be families with children with disabilities and businesses that employ disabled persons.

Viocare Clinics will operate under British standards, and will be certified by the International Society of Prosthetics and Orthotics.

In the next 3-4 years we target to establish a chain of 5 prosthetic, orthotic and diabetic foot rehabilitation centres in Europe and 2 centres in the Middle East through JVs, under the Viocare brand.

•	Glasgow: Existing Prosthetic practice acquired and being expanded to include Orthotics; serves as the centre of reference and training ground for our other clinics.
•
Mediterranean: The Mediterranean is prime location for medical and wellbeing tourism. It has also been used in governmental aid, e.g. Libya’s amputees, which we would seek to re-start. Targeted locations: Athens (planned to commence in Q4 2015), Spain, Portugal.

The Viocare clinics will seek to differentiate through high quality care, staff trained to British and International standards, modern systems and processes and a wide range of products from low- to high end.

•	They will also provide a more holistic suite of services, to include physiotherapy, mental health and lifestyle rehabilitation.

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

Although we are a company with limited operating history, it is intended that our scientific team will lead the technological diversification of the clinics, thereby setting our Company apart from the competition. We will capitalize on our Scientific Board’s vast network of connections to attract customers from neighboring nations and will seek cooperation with global Medical Tourism operators. Moreover, our internally developed technologies are innovative and address very important problems. SocketFit, for example, we believe is unlike any known product currently being sold in the prosthetics sector, and, as such, it does not currently have any direct competitors. Although its target market is niche, given its innovative character and provided that it addresses a significant issue in the sector, it could potentially achieve high penetration levels.

Furthermore, we hope to compete successfully in the prosthetics orthotics industry also by keeping our costs low, relying on the strength of our management’s contacts, and using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Glasgow Clinic

•
The private practice of Bill Spence was acquired in June 2014, a profitable venture that was established in 2006. It is the only private prosthetics practice in Scotland and attracts patients from across the United Kingdom;

•	The practice currently operates part-time with borrowed premises
•	New premises of 5300 m2 have been secured, to increase the capacity of the clinic and also to house our R&D staff, thereby facilitating the exchange of ideas;
•	The clinic is being refurbished to open in May 2015 and will for the first time be actively marketed, with patients expected to come via:
–	Personal injury solicitors (Road traffic accidents & Workplace accidents)
–	Private Insurance companies
–	Word of mouth or internet searches
–	(informal) physician referrals

Athens Clinic

•	Athens is intended to be a major holistic P&O and rehabilitation centre, offering limb and orthotic fitting, physical and mental rehabilitation, and a diabetic foot clinic;
•
In Athens we have secured a suitable ground floor location of 1200 m2,  within 15 minutes of both the airport and the city centre and plan to open in the 4th quarter of 2015 , following fit-out, recruitment and training;

•	Key business development staff already identified, to liaise with physicians for referrals;
•	In addition to serving the local population, the clinics will seek to attract medical tourism both from Scandinavia and from nearby regions.

Research and Development

As at December 31, 2014 and 2013, the date of this Annual Report, we had expended a total of $2,652,465 and $2,739 respectively on research and development, including costs related to shares issued for acquisition of our Insole and Socketfit technologies.

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

We have acquired all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”. Dr. Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise. The Company has also identified various other applications.  Presently we have filed three patents in the UK in respect of this IPR:

British Patent Application No. 1421952.1, HCI VIOCARE TECHNOLOGIES LTD.

- The first patent based on development of the “Insole” IP relates to the Company’s pressure sensing system technology, which supports the development of very low cost, flexible and scalable pressure sensing devices in a range of sectors including wearable devices, Prosthetics & Orthotics, medical devices (e.g. for the diabetic foot), and automotive health and safety.

British Patent Application No. 1421950.5, HCI VIOCARE TECHNOLOGIES LTD.

- The second patent, also based on additional development of the “Insole” IP relates to the Company’s ground-breaking shear sensing system technology, which is supports the development of low cost, flexible and scalable sensor systems in a range of sectors including wearable devices, medical devices (e.g. diabetic foot), Prosthetics & Orthotics and automotive health and safety

British Patent Application No. 1421953.9, HCI VIOCARE TECHNOLOGIES LTD.

- The third patent application  also follows additional in-house development of the “Insole” intellectual property (IP) and relates to pioneering low-cost, portable motion capture and gait analysis technology, which has applications in a range of sectors, including athletic wearable devices, physiotherapy, orthotics and potentially also gaming and film.

The Company plans to file additional patent applications in fiscal 2015.

Government Regulations

SocketFit and Smart Insole commercial products classified as medical devices

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

Our Smart Insole medical devices are planned to be marketed as Class 1 devices.

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

In our view, based on the information provided so far, it is most likely that the Socketfit system will be a class IIa. If it is considered a class I device it is likely that it will be deemed to have a measuring function. These differences in classification are important as they will affect the conformity assessment routes which can be applied under the directive and the actions which must be taken in order to place the CE mark on the product, pursuant to the aforementioned EU Directive 98/68/EEC.

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

The Company will be required to determine how FDA may classify our devices - which one of the three classes the device may fall into. Unless exempt, FDA will classify our devices. Classification identifies the level of regulatory control that is necessary to assure the safety and effectiveness of a medical device. Most importantly, the classification of the device will identify, unless exempt, the marketing process (either premarket notification [510(k)] or premarket approval (PMA)) the manufacturer must complete in order to obtain FDA clearance/approval for marketing.

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

A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent (SE), to a legally marketed device (21 CFR 807.92(a)(3)) that is not subject to PMA. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device, as described in 21 CFR 807.92(a)(3), is a device that was legally marketed prior to May 28, 1976 (pre-amendments device), for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found SE through the 510(k) process. The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate." Although devices recently cleared under 510(k) are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate. Legally marketed also means that the predicate cannot be one that is in violation of the Act.

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

Employees

The Company presently has a total of 10 employees and consultants working in its administrative offices in Greece and its UK Clinic.

We also have a consulting agreement with our Chief Executive Officer, Sotirios Leontaritis which was entered into on January 15, 2014, whereby Mr. Leontaritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company agreed to pay to Mr. Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Mr. Leontaritis will receive cash compensation of US$5,000 and a stock award of 1,000,000 shares of common stock of the Company in consideration of his services as an officer and director for the period from September 10, 2013 to December 31, 2013. On January 22, 2014, the Company issued the 1,000,000 shares to Mr. Leontaritis pursuant to the agreement.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$48,625) per year payable in equal monthly installments beginning on May 1, 2014.

Further, on April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

•
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP)(USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014.

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

•
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP)(USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014.

Also on June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000)(USD$93,205) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments.

On November 7, 2014, the Company’s subsidiary, W D Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$46,603) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On January 1, 2015 the Company entered into a consulting agreement (the “Agreement”) with Mikulas Dylowicz (“the Consultant”), an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the Agreement, the Consultant shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. The Consultant shall receive monthly consideration of EUR€2,000 (USD$2,430) per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

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

We have a limited business history and have losses that we expect to continue into the future. If the losses continue we will have to suspend operations or cease functioning.

We were incorporated on March 26, 2007, and have only started our proposed business but have not realized any revenues. Our net loss since inception is $20,716,789. We have never had significant operations and have no significant assets other than cash on hand. While we have commenced revenue generating operations, we have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history, upon which an evaluation of our future success or failure can be made. Prior to completion of the development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

We have not yet found commercial partners for our saleable products and may never have saleable products

We have only recently acquired technologies and developed products ready for commercialization. We have not yet found any commercial partners for our products and many of our products require additional research and development.  We will also need to develop a market for our products if our commercial partners do not have an established marketing channel. There can be no assurance that we will successfully find commercial partners, market our products or complete our research and development of new products.

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

While we are in negotiations for further acquisitions, currently our sole commitment is for the development of our recently acquired SocketFit and Smart Insole technologies. We do not know if we will be able to successfully complete any further acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. If we are unable to integrate any acquired technology, products or business effectively, our business, financial condition and results of operations could be materially adversely affected.

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

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products, in the U.K., Europe, the U.S.A., and in other countries. Our inability to do so could harm our competitive position. We do not currently have any granted patents related to our technology and our current technology could be at risk if we successfully obtain patent protection. While we have applied for patents for various products based on our IPR, there is no assurance we will be successful in obtaining these patents. We will rely on our IP portfolio of future patent applications to protect a large part of our intellectual property and our competitive position. However, our future patent filings may not issue as patents. Additionally, any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, protection afforded by foreign patents may be more limited than that provided under U.S. patents and intellectual property laws.

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

We are highly dependent upon the experience and ability of certain key employees in our management and clinical bioengineering teams, including Sotirios Leontaritis, Director, President, Treasurer, Chief Financial Officer and Chief Executive Officer, Nikolaos Kardaras, Director and Secretary, Heleen Kist, our Chief Operating Officer, Dr. William Spence our clinical director and Christos Kapatos, Director, who heads the development of our technology. The loss of the services of any one of those individuals could have an adverse effect on our business, and may significantly delay or prevent the achievement of our product development and other business objectives. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel. There is currently a shortage of skilled clinical, bioengineering and management personnel and intense competition for these personnel. Thus, we may not be successful in retaining our key personnel or their services.

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

We may choose to take advantage of some, but not all, of the available exemptions. We have taken advantage of reduced reporting burdens in this filing. In particular, in this filing, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We are authorized to issue up to 100,000,000 shares of common stock, of which 14,731,961 shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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
We expect to incur significant expenditures in order to establish an international brand, to develop both product and process technology, and to operate P&O clinics around the world. We do not currently have the funds available to effectuate our business plan. We have to date relied on loans from our chief executive officer and certain private placements, however, we cannot be assured that these opportunities will provide funding for our ongoing operations and we may require substantial funding that may not be available when required. We will be required to seek substantial funding in the equity markets or by loans for operations. We may not be able to raise funds when needed, or on acceptable terms.

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

ITEM 2. PROPERTIES

The Company operates from a branch office at 2A Kolokotroni Street, 17563 Paleo Faliro, Greece. The address of our current corporate office in Glasgow is Centrum Offices, 38 Queen Street, Glasgow, UK G1 3DX. Our telephone number is (0808) 178 4373.  On February 3, 2014 the Company leased this office space on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,972(EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).  Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months rental fee upon executing the agreement. As of December 31, 2014, $3,647 (EUR €3,000) is shown as deposit in the prepaid account.

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten year lease, commencing on January 2, 2015 and ending on October 5, 2024.  The facility will need to undergo leasehold improvements in order to function as our first Athens P&O clinic by the close of fiscal 2015. The monthly rental fee is $7,576 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,212 (EUR €997). Under the term of the lease agreement, the Company paid a total of $12,691 (EUR €12, 465) as deposit in the prepaid account.

On March 1, 2015, we acquired a 5,300 square foot facility in Glasgow, Scotland located at Kintyre House, 209 Govan Road, Glasgow G51 1 HJ.  The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalised care, due to open in the second quarter of 2015. The Company’s Technologies subsidiary will occupy the first floor of the building to continue to develop its portfolio of bioengineering innovations.  The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date. During the period ended December 31, 2014, the per month rental fee increased to $1,584 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.  Under the term of the lease agreement, the Company paid $2,889 (GBP 1,860) as a deposit.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter-Bulletin Board (“OTCBB”) and the OTC Markets QB(OTCQB) under the trading symbol “VICA.” The Company had no trading in its securities until October 21, 2013, therefore the information provided herein commences in the quarter ended December 31, 2013.

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2014	3.10	2.00
3rd Quarter ended 9/30/2014	2.85	1.20
2nd Quarter ended 6/30/2014	2.25	1.16
1st Quarter ended 3/31/2014	1.60	1.10

4th Quarter ended 12/31/2013	4.00	0.70
3rd Quarter ended 9/30/2013	-0-	-0-
2nd Quarter ended 6/30/2013	-0-	-0-
1st Quarter ended 3/31/2013	-0-	-0-

The above information was taken from information on the OTC Markets website at www.otcmarkets.com. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725, Telephone: 813-344-4490 is the registrar and transfer agent for our common shares.

Holders

As of April 10, 2015, we had outstanding 14,731,961 shares of common stock, which were held by 29 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended December 31, 2014 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On November 28, 2014, the Company entered into a Debt Settlement and Subscription Agreement (the “Agreement”) with the President of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the Agreement Leontaritis agreed to accept 9,000,000 shares of the Company’s common stock at a price of US$0.03333 per share to settle a total of $300,000.00 of the debt including convertible note $124,971 (EUR€100,000) (ref note 11 (1)) to the financial statements contained herein.  The shares are subject to applicable resale restrictions.

On December 24, 2014, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with the President and controlling shareholder of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the terms of the Agreement Leontaritis subscribed for a total of 133,333 shares of the Company’s common stock at a purchase price of $1.50 per share for total cash proceeds of $200,000.  The shares are subject to applicable resale restrictions.

On February 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 67,706 shares of the Company’s common stock at a purchase price of $2.10 per share for total cash proceeds of $142,183.  The shares are subject to applicable resale restrictions.

On February 17, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 8,225 shares of the Company’s common stock at a purchase price of $2.36 per share for total cash proceeds of $19,410. The shares are subject to applicable resale restrictions.

On March 23, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 19,047 shares of the Company’s common stock at a purchase price of $2.10 per share for total cash proceeds of $40,000.  The shares are subject to applicable resale restrictions.

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

The Company has only recently commenced generated revenues from planned principal operations and continues to develop its intellectual property to expand its revenue base through joint ventures and commercialization arrangements with third parties.

Results of Operations for the Year ended December 31, 2014 Compared to the Year ended December 31, 2013

We generated $27,068 in revenues from operations and $17,125 in cost of goods sold for the year ended December 31, 2014 and $nil in revenue from operations and costs of goods sold for the same period ended December 31, 2013.  Operating expenses for the twelve months ended December 31, 2014 and 2013 were $3,274,551 and $ 1,338,538 respectively, consisting of depreciation, office rent, office expenses, travel and entertainment expense, consultancy fees, professional fees and amounts expended on research and development.  The substantial increase in operations is primarily the result of the Company’s commencement of operations in the healthcare innovation sector through technology development and marketing of P&O and diabetes related products, and preparations for the operation of P&O total rehabilitation clinics.  As a result during the current twelve month period ended December 31, 2014 the Company incurred significant research and development expenses of $2,652,465, including costs incurred related to the acquisition of several innovative technologies and stock based compensation to advisory, with $2,739 in research and development expenses during the prior comparative twelve month period ended December 31, 2013. The company recorded impairment of goodwill in the amount of $149,988 and depreciation expenses of $6,502 with no similar significant expenses during the comparative period ended December 31, 2013.

Additionally, during the current twelve month period professional fees increased from $17,862 (2013) to $112,291, consultancy fees increased from $13,197 (2013) to $139,696, office rent increased from $3,596 (2013) to $49,220, associated office expenses increased from $41,882 (2013) to $92,697, and travel and entertainment expenses increased from $9,262 (2013) to $71,692.

The Company reported a net loss for the twelve months ended December 31, 2014 of $19,022,177 as compared to net losses of $1,338,921 in the same period in 2013, including current period losses from other income and expenses of $15,582,387 (2013 - $nil) in loss on debt settlement, $179,130 (2013 - $nil) in interest expenses and gain on foreign currency transaction of $3,948 (2013 – loss on foreign currency transaction $ 383).

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2014, we had $408,252 cash on hand and liabilities of $197,345 in accounts payable and accrued expenses (including amounts due to related parties) and $393,044 in advances from related parties.  Presently we rely on our officers and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured an operating loan from the Company’s President of EUR€400,000 (USD$507,357) in 2014 and closed a private placement in the amount of $200,000, which amount should allow us to meet our operating expenses and ongoing obligations until such time as the Company can conclude a larger equity based financing, anticipated shortly in 2015.

The Company expects it will need to raise a total of $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company intends to undertake a registration statement or bond offering to raise a total of $15,000,000 which it hopes to file prior to the end of the second quarter. In the interim, the Company is seeking equity private placements with which to fund operations until such time as it can file and clear the registration statements.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $19,022,177 for the year ended December 31, 2014. In addition, the Company had a working capital deficiency $123,480 and stockholders’ deficiency of $20,305 at December 31, 2014, with $20,716,789 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company. There are present legal and accounting expenses, reporting requirements to the SEC, and investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when maintaining a public company, may make the economic viability of our Company very doubtful. In addition the Company has projected it will need to raise $5,000,000 to meet its planned business objectives for 2015, and there can be no assurance those funds will be available if and when needed.

In the past we have relied on advances from our president to cover our operating costs, as well as equity private placements from qualified investors. There can be no assurance that the Company will be successful in finding joint venture partners or commercial partners to market and develop its technologies, or that funds for the development of the Company’s additional in-house technology development will be available if and when needed, or that funding will be available for marketing our products, if and when required.  We will also require funding for leasehold improvements for our Athens based clinic which we hope to open by the close of fiscal 2015. There can be no assurance that the Company will be able to obtain funding as needed in order to meet our objectives on our proposed timeline, or at all.

Off- Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period
Contractual Obligations
At December 31, 2014	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Related Parties Debt	$393,044	$-	$-	$-	$393,044
Convertible Debt	$	$364,653	$-	$-	$364,653

The above table outlines our obligations as of December 31, 2014 and does not reflect any changes in our obligations that have occurred after that date.

Critical Accounting Policies

Principals of Consolidation

The consolidated financial statements include the accounts of HCi Viocare and its wholly-owned subsidiaries, HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited with W D Spence Prosthetics Limited which is the wholly-owned subsidiary of HCi Viocare Clinics UK. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the year ended December 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $2,652,465 and $2,739 for the year ended December 31, 2014 and 2013, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There are no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2014 and 2013, respectively.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HCi Viocare

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
HCi Viocare

We have audited the accompanying consolidated  balance sheet of HCi Viocare
 (the “Company”) as of December 31, 2014, and the related  consolidated  statements of operations and comprehensive loss,  changes in  shareholders’ equity (deficit), and cash flows for the  year ended December 31, 2014.  These consolidated  financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of HCi Viocare as of December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated  financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated  financial statements, the Company has recurring losses and has not generated revenues from its planned principal operations.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
April 15, 2015

HCi Viocare

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$408,252	$-
Accounts receivable	918	-
Inventory	6,750	-
Prepaid expenses (Note 6)	47,369	-
Total Current Assets	463,289	-

Long-term Assets
Property, plant and equipment, net (Note 8)	103,377	-

Total Assets	$566,666	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$115,527	$8,941
Accounts payable and accrued expenses-related party (Note 14)	81,818	30,959
Loan from a related party (Note 14)	393,044	32,252
Liabilities to be settled with common stock	-	1,250,000
Convertible notes from a related party (Note 11 and Note 14)	(3,620)	-
Total Current Liabilities	586,769	1,322,152

Deferred taxes	202	-

Total Liabilities	586,971	1,322,152

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
14,636,983 shares issued and outstanding as of December 31, 2014
3,503,650 shares issued and outstanding as of December 31, 2013	1,464	350
Additional paid-in capital	20,641,429	372,110
Retained Deficit	(20,716,789)	(1,694,612)
Accumulated other comprehensive income	53,591	-
Stockholders' equity (deficiency)	(20,305)	(1,322,152)
Total Liabilities and Stockholders' Equity (Deficiency)	$566,666	$-
See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF OPERATIONS AND  COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2014	2013
Revenues:
Sales	$27,068	$-
Cost of goods sold	17,125	-
Gross Profit	9,943	-

Operating Expenses
Depreciation	6,502	-
Office rent	49,220	3,596
Office expenses	92,697	41,882
Consultancy Fees	139,696	13,197
Professional fees	112,291	17,862
Share based compensation	-	1,250,000
Research and development	2,652,465	2,739
Impairment of goodwill	149,988	-
Travel and entertainment	71,692	9,262
Total Operating Expenses	3,274,551	1,338,538

Loss from Operations	(3,264,608)	(1,338,538)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	3,948	(383)
(Loss) on debt settlement	(15,582,387)	-
Interest Expenses	(179,130)	-
Total Other Income (Expenses)	(15,757,569)	(383)

Loss before Provision for Income Tax	(19,022,177)	(1,338,921)

Provision for Income Tax	-	-

Net Loss	$(19,022,177)	$(1,338,921)

Basic and fully diluted loss per share	$(3.11)	(0.38)

Weighted average shares outstanding	6,111,687	3,546,138

Comprehensive Income (Loss) :
Net loss	$(19,022,177)	$(1,338,921)
Effect of foreign currency translation	53,591	-
Comprehensive Loss	$(18,968,586)	$(1,338,921)

See Notes to Financial Statements

HCi Viocare
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Additional paid-in capital	Accumulated other comprehensive income (loss)
	Common stock				Retained deficit	Total equity
	Shares	Amount
Balances, December 31, 2012	3,550,000	$355	$349,645	$-	$(355,691)	$(5,691)
Debt conversion	-	-	22,460	-	-	22,460
Retirement of shares of common stock	(46,350)	(5)	5	-	-	-
Net income (loss)	-	-	-	-	(1,338,921)	(1,338,921)
Balances, December 31, 2013	3,503,650	350	372,110	-	(1,694,612)	(1,322,152)
Issuance of common stock in connection with the acquisition of patented technologies	1,000,000	100	1,749,900	-	-	1,750,000
Common stock issued for settlement of liabilities	1,000,000	100	1,249,900	-	-	1,250,000
Conversion of convertible note and debt settlement	9,000,000	900	15,881,487	-	-	15,882,387
Proceeds received from issuance of common stock in private placement	133,333	14	199,986	-	-	200,000
Vesting of stock options	-	-	647,853	-	-	647,853
Beneficial conversion features	-	-	540,193	-	-	540,193
Foreign currency translation adjustments	-	-	-	53,591	-	53,591
Net income (loss)	-	-	-	-	(19,022,177)	(19,022,177)
Balances, December 31, 2014	14,636,983	$1,464	$20,641,429	$53,591	$(20,716,789)	$(20,305)

\

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

Operating Activities
Net loss	$(19,022,177)	$(1,338,921)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	1,750,000	-
Stock option vested gradually	647,853	-
Loss on debt settlement	15,582,387	-
Amortization of beneficial conversion feature	171,920	-
Depreciation	6,502	-
Impairment of goodwill	149,988
Gain on foreign currency transaction	(43,584)	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	15,346	-
Decrease (Increase) in prepaid expense	(46,839)	800
Decrease (Increase) in inventory	(468)	-
Increase (Decrease) in corporate taxes	(4,660)	-
Increase (Decrease) in accounts payable and accrued expenses	105,450	2,337
Increase (Decrease) in accounts payable and accrued expenses, related party	212,468	30,959
Increase (decrease) in liabilities to be settled with common stock	-	1,250,000
Net cash used by operating activities	(475,814)	(54,825)

Investing Activities
Office furniture	(7,151)	-
Computer & equipment	(12,702)	-
Leaseholder improvementd	(34,148)	-
Vehicle	(62,123)	-
Investment in W D Spence Ltd.	(168,121)	-
Cash acquired from business combination	2,929	-
Net cash (used) by investing activities	(281,316)	-

Financing Activities
Loans from a shareholder	908,506	54,712
Proceeds from private placement	200,000	-
Net cash provided by financing activities	1,108,506	54,712

Increase (decrease) in cash	351,376	(113)

Cash at beginning of period	-	113
Effects of exchange rates on cash	56,876	-
Cash at end of period	$408,252	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Shares cancelled without consideration	$-	$5
Contribution of loans from former director to additional paid in capital	-	22,460
Accounts receivable acquired from business combination	(17,603)	-
Inventory acquired from business combination	(6,799)	-
Prepaid expenses acquired from business combination	(574)	-
Computer & Equipment acquired from business combination	(731)	-
Accounts payable acquired from business combination	5,240	-
Corporate tax from related parties acquired from business combination	5,044	-
Deferred tax from related parties acquired from business combination	219	-
Advances from related party, converted to loan	540,193	-
Liabilities settled with issuance of common stock	-	1,250,000
Notes payable settled by the issuance of common stock	300,000	-

See Notes to Financial Statements

HCi Viocare
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
Notes to Financial Statements

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

Note 2 -    GOING CONCERN

The Company incurred net losses of $19,022,177 and $1,338,921 for the year ended December 31, 2014 and 2013, respectively and had a retained deficit of $20,716,789. In addition, the Company had a working capital deficiency of $123,480 and a stockholders' deficit of $20,305 at December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 11.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

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

HCi Viocare
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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the year ended December 31, 2014 and 2013, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $2,652,465 and $2,739 for the year ended December 31, 2014 and 2013, respectively.

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

HCi Viocare
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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Comapny had potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2014 and 2013, respectively, however, since the Company reflected a net loss in in fiscal year ended December 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

HCi Viocare
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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

HCi Viocare
Notes to Financial Statements

Note 5 -    BUSINESS COMBINATION (continued)

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

Allocation of the net assets acquired is presented below:

As of June 9, 2014	Book Value	Adjustment	Fair Market Value	Book Value	Adjustment	Fair Market Value
	£	£	£	$	$	$
Net assets acquired
Cash and cash equivalent	1,742	-	1,742	2,929	-	2,929
Computer, equipment, net	435	-	435	731	-	731
Accounts receivable	10,471	-	10,471	17,603	-	17,603
Inventory	4,044	-	4,044	6,799	-	6,799
Prepaid expenses	341	-	341	574	-	574
Accounts payable and accrued liabilities	(3,117)	-	(3,117)	(5,240)	-	(5,240)
Corporate tax	(3,000)	-	(3,000)	(5,044)	-	(5,044)
Deferred tax	(130)	-	(130)	(219)	-	(219)
Net Assets	10,786	-	10,786	18,133	-	18,133

Total consideration
Satisfied by GBP 100,000 in cash	100,000		100,000	168,121		168,121

Goodwill	89,214		89,214	149,988		149,988

Note 6 -    GOODWILL AND IMPAIRMENT OF GOODWILL

	2014	2013
Cost	$149,988	$-
Impairment	(149,988)	-
Goodwill	$-	$-

In 2014, the Company finalized the purchase price allocation relating to the acquisition of W D Spence Prosthetics Limited. (ref NOTE 5 – Business combination). The related goodwill upon acquisition amounting to $149,988 was recognized.

As of year ended December 31, 2014, the annual impairment tests carried out by the management indicated that the goodwill was fully impaired.

HCi Viocare
Notes to Financial Statements

Note 7 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2014	December 31, 2013
Office lease	$21,687	$-
Professional fees	17,000	-
Travel advances and other expenses	8,682	-
Total prepaid expense	$47,369	$-

Note 8 -    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013

Accounts payable	$115,527	$941
Accrued professional fees	-	8,000
Total accounts payable and accrued expenses	$115,527	$8,941

Note 9 -   PROPERTY AND EQUIPMENT

	Leasehold Improvement—office in Greece	Office Furniture	Computer & Equipment	Vehicles	Total
Cost
At 1 January, 2014	$-	$-	$-	$-	$-
Additions - purchase	34,148	7,151	12,702	62,123	116,124
Additions – business combination	-	-	731	-	731
Foreign exchange	(3,927)	(798)	(910)	(1,341)	(6,976)
At December 31, 2014	$30,221	$6,353	$12,523	$60,782	$109,879

Amortization
At 1 January, 2014	$-	$-	$-	$-	$-
Charge for the period	3,299	1,332	1,340	531	6,502
At December 31, 2014	$3,299	$1,332	$1,340	$531	$6,502

Carrying Amounts
At January 1, 2014	$-	$-	$-	$-	$-
At December 31, 2014	$26,922	$5,021	$11,183	$60,251	$103,377

Leasehold improvements are amortized over the term of the lease; a three-year period.

Furniture is amortized over three to five years and Computer and Equipment is amortized over three years.

Vehicles are amortized over five years.

HCi Viocare
Notes to Financial Statements

Note 10 -   PATENTED TECHNOLOGY

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

On April 16, 2014, through our wholly owned Scottish subsidiary, HCi Viocare Technologies Limited, the Company entered into a second  acquisition agreement with Dr. Christos Kapatos to acquire all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”.

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

Note 11 -   OFFICE LEASE

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a three month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date. During the period ended December 31, 2014, the per month rental fee increased to $1,584 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.

Under the term of the lease agreement, the Company paid $2,889 (GBP 1,860) as a deposit.

HCi Viocare
Notes to Financial Statements

Note 11 -   OFFICE LEASE (continued)

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,972(EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months rental fee upon executing the agreement. As of December 31, 2014, $3,647 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $7,576 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,212 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $12,691 (EUR €12, 465) as deposit in the prepaid account.

Prepaid expense relating to the office leases consists of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	16,738	3,107
Addition – 10 month rental	20,963	-
Expensed rental fee during the period	(20,620)	-
Foreign exchange	1,717	(218)
As of December 31, 2014	$18,798	$2,889

Note 12 -   CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

On June 10, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $136,237 (EUR €100,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at one percent (1%) per annum and is due and payable within two years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,237 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital.

HCi Viocare
Notes to Financial Statements

Note 12 -   CONVERTIBLE NOTES (continued)

(1)	Convertible notes due on June 10, 2016: (continued)

On November 28, 2014 the convertible note $124,971 (EUR € 100,000) was fully converted to 3,747,510 shares of common stock at $0.0333 per share.

Amortization of the discount for the period ended November 28, 2014 was $32,356, which amount has been recorded as interest expense. Unamortized discount as of November 28, 2014 was $103,881 and has been recorded as interest expenses.

Interest expenses:

	For the year ended
	December 31,
	2014	2013
Amortization of debt discount	$136,237	$-
Interest at contractual rate	630	-
Totals	$136,867	$-

(2)	Convertible notes due on July 25, 2019:

On July 25, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $403,956 (EUR €300,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $403,956 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the year ended December 31, 2014 was $35,683, which amount has been recorded as interest expense.

Interest expenses:

	For the year ended
	December 31,
	2014	2013
Amortization of debt discount	$35,683	$-
Interest at contractual rate	6,580	-
Totals	$42,263	$-

The following table summarizes the balance of the convertible notes on the balance sheets as of December 31, 2014 and December 31, 2013:

Balance, December 31, 2013	$-
Gross principal amount	540,193
Converted to shares	(124,971)
Foreign exchange	(50,569)
Balance, December 31, 2014	$364,653

Unamortized discount	$(368,273)

HCi Viocare
Notes to Financial Statements

Note 13 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$48,625) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$62,137) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$31,068) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$62,137) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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
Notes to Financial Statements

Note 13 -   COMMITMENTS (continued)

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$93,205) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments.

(4)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$46,603) per year payable monthly in arrears on the last Friday of every month by credit transfer.

Note 14 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the year ended December 31, 2014 and 2013:

Services provided from related parties:

	Year Ended December 31,
	2014	2013
Consulting fees from CEO and President (i)	$60,000	$-
Stock-based compensation to CEO and President (i)	-	1,250,000
Consulting fees from a Director (ii)	48,655	-
Professional fees from CFO (iii)	5,484
Professional fees from Director (iv)	15,924	-
Research and development from Director (v)	57,162	-
	$187,225	$1,250,000

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

HCi Viocare
Notes to Financial Statements

Note 14 -   RELATED PARTY TRANSACTIONS (continued)

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

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Balance, June 9, 2014 (business combination) ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2014 ($)
Stock-based compensation to CEO and President (i)	1,250,000	-	-	-	1,250,000		-
Consulting fees from CEO and President (i)	29,590	-	60,000	139,073	148,061	-	80,602
Consulting fees from a Director (ii)	-	-	48,655	-	48,655	-	-
Professional fees from CFO (iii)	1,369	-	5,484	-	6,851	(2)	-
Professional fees from Director (iv)	-	-	15,924	-	14,708	-	1,216
Research and development from Director (v)	-	22,401	57,162	-	79,563		-
	1,280,959	22,401	187,225	139,073	1,547,838	(2)	81,818

HCi Viocare
Notes to Financial Statements
Note 14 -   RELATED PARTY TRANSACTIONS (continued)

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition ($)	Converted to Convertible notes ($)	Converted to Shares ($)	Balance, December 31, 2014 ($)
CEO and President (i)	32,252	928,007	(540,193)	(27,022)	393,044

Loan Agreement from related parties (ref Note 11 – Convertible Notes)

	Balance, December 31, 2013 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2014 ($)
CEO and President (i)	-	540,193	(124,971)	(50,623)	364,653

Note 15 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 100,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued.

Shares issuance in 2013:

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

Share issuance in 2014:

On January 22, 2014, the Company issued 1,000,000 shares, valued at $1,250,000, to the Company’s President, Mr. Leontaritis as compensation for consultancy services provided in 2013. The $1,250,000 was accrued as of December 31, 2013.

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

HCi Viocare
Notes to Financial Statements

Note 15 -   CAPITAL STOCK (continued)

On November 28, 2014, the Company entered into a Debt Settlement and Subscription Agreement (the “Agreement”) with the President of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the Agreement Leontaritis agreed to accept 9,000,000 shares of the Company’s common stock at a price of US$0.03333 per share to settle a total of $300,000 of the debt including convertible note $124,971 (EUR€100,000) (ref note 11 (1)). We recorded $15,582,387 loss on the debt settlement.

On December 24, 2014, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with the President and controlling shareholder of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the terms of the Agreement Leontaritis subscribed for a total of 133,333 shares of the Company’s common stock at a purchase price of $1.50 per share for total cash proceeds of $200,000.  The shares are subject to applicable resale restrictions.

As at December 31, 2014 the Company has a total of 14,636,983 shares issued and outstanding.

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

Note 16 -   STOCK OPTIONS

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

HCi Viocare
Notes to Financial Statements

Note 16 -   STOCK OPTIONS (continued)

The following table summarizes information concerning stock options outstanding as of December 31, 2014:
	December 31, 2014		December 31, 2013
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	-	-

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-
Unvested, end of December 31, 2014	25,000	$0.04

The Company recognized stock-based compensation expense allocated to research and development of $647,853 during the year ended December 31, 2014.

Unrecognized compensation expense related to stock options as of December 31, 2014 was $291,210 and is expected to be recognized in future periods.

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

HCi Viocare
Notes to Financial Statements

Note 16 -   STOCK OPTIONS (continued)

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

Note 17 – PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at December 31, 2014 was $17,949,500 in U.S., $231,800 in the Greece and $226,000 in U.K.

The provision for income taxes in US consists of the following:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Current operations	$5,649,500	$453,440
Timing differences, Stock based compensation	425,000	(425,000)
Less, Change in valuation allowance	(6,074,500)	(28,440)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

Current operations	$60,000	$-
Less, Change in valuation allowance	(60,000)	-
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Year Ended December 31, 2014	Year Ended December 31, 2013
Current operations	$434,800	$-
Research and development	(389,000)	-
Less, Change in valuation allowance	(45,800)	-
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of December 31, 2014 and 2013 are as follows:

HCi Viocare
Notes to Financial Statements

Note 17 – PROVISION FOR INCOME TAXES: (continued)

	2014			2013
	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$17,949,500	$231,800	$226,800	$83,656	$-	$-
Less, Valuation allowance	(17,949,500)	(231,800)	(226,800)	(83,656)	-	-
Net deferred tax asset	$-	$-	$-	$-	$-	$-

The Company has no tax position at December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. Tax years since inception to current are still open for examination by the taxing authorities.

Note 18 -   SUBSEQUENT EVENTS

On January 1, 2015 the Company entered into a consulting agreement (the “Agreement”) with Mikulas Dylowicz (“the Consultant”), an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company.  Under the terms of the Agreement, the Consultant shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital.  The Consultant shall receive monthly consideration of US$2,430 (EUR€2,000) per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

On February 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 67,706 shares of the Company’s common stock at a purchase price of $2.10 per share for total cash proceeds of $142,183.  The shares are subject to applicable resale restrictions.

On February 17, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 8,225 shares of the Company’s common stock at a purchase price of $2.36 per share for total cash proceeds of $19,410. The shares are subject to applicable resale restrictions.

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalised care, due to open in the second quarter of 2015.

On March 23, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 19,047 shares of the Company’s common stock at a purchase price of $2.10 per share for total cash proceeds of $40,000.  The shares are subject to applicable resale restrictions.

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about June 20, 2014, the Company formally informed Keith K. Zhen, CPA (“Zhen”) of their dismissal as the Company’s independent registered public accounting firm.  Mr. Zhen had been the Company’s independent public registered accountant since inception.

As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of Zhen, on the Company's financial statements for the fiscal years ended December 31, 2013 and 2012 or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about our Company’s ability to continue as a going concern.

There were no disagreements between the Company and Zhen, for the fiscal years ended December 31, 2013 and 2012 and any subsequent interim period through June 20, 2014 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Zhen, would have caused them to make reference to the subject matter of the disagreement in connection with its report. In addition, during that time there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On, or about June 25, 2014, the Company engaged Anderson Bradshaw PLLC (“AB”) as its principal accountant to audit the Company's financial statements as successor to Zhen. During the Company's two most recent fiscal years ended December 31, 2013 and 2012 and through June 20, 2014, the Company did not consult with AB regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did AB provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Company's two most recent fiscal years or through June 20, 2014, the Company has not consulted the entity of AB on any matter that was the subject of a disagreement as that term is defined in Item 304(a)(1) (iv) of Regulation S-K., or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2014, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

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

Management's Remediation Initiatives

As of December 31, 2014, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2014, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sotirios Leontaritis	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	54	September 10, 2013
Nikolaos Kardaras	Secretary and Director	64	September 10, 2013
Christos Kapatos	Director	37	September 30, 2013
Heleen Kist	Chief Operating Officer	44	November 7, 2014

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

Heleen Kist – Chief Operating Officer

Heleen Kist, is a former McKinsey consultant in the Healthcare practice and has worked in the technology/market interface for over 20 years, as a scientist, investor, entrepreneur and strategy consultant. She has a MS in Engineering-Economic Systems and Operations from Stanford University and a MS in Chemistry from Leiden, the Netherlands. She is the Chair of Scottish Health Innovations Ltd, an organization set up by the government to commercialize the IP from within the Scottish National Health Service.

The Company believes that Heleen Kist will be a valuable asset in developing a business strategy for the Company and engaging in commercial negotiations with potential partners.

Ms. Kist is not an officer or director of any other reporting issuers.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was filed as an exhibit to the Form 10-K for the year ending December 31, 2008 filed on April 6, 2009.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending December 31, 2014, there were no late filings. We note in a review of the filings with the Securities and Exchange Commission that Mr. Jinzhao Wu has not filed a Form 4 or Form 5 reporting the disposition of his shares of the Company during fiscal 2013.

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

•	Our principal executive officers for the fiscal years ended December 31, 2014 and 2013

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Sotirios Leontaritis(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	2014 2013	60,000 5,000	Nil Nil	Nil 1,250,000	(2)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 1,255,000
Heleen Kist(4) Chief Operating Officer	2014	13,670	Nil	Nil		Nil	Nil	Nil	Nil	13,670
Grigorios Tsourtos(5) Former Chief Financial Officer	2014 2013	5,484 1,369	Nil Nil	Nil Nil		Nil Nil	Nil Nil	Nil Nil	Nil Nil	5,484 1,369
Jinzhao Wu(3) Former Chief Executive Officer, President, Treasurer, Secretary and director	2013	Nil	Nil	Nil		Nil	Nil	Nil	Nil	Nil

(1) Mr. Sotirios Leontaritis was appointed as Chief Executive Officer, President, Treasurer,  and Director on September 9, 2013 and Chief Financial Officer on June 9, 2014.
(2) This amount is calculated solely for the purposes of disclosure based on the closing bid price of the stock at the date of issuance at $1.25 per share. The compensation in the form of 1,000,000 shares of common stock was received by Mr. Leontaritis pursuant to a consulting agreement entered into with the Company effective January 1, 2014 which provided for the retroactive payments for 2013 as reflected above.
(3)Mr. Wu was our principal executive officer for the fiscal year ended December 31, 2012 and through to September 9, 2013 when he resigned from the position.
(4) Ms. Kist was appointed Chief Operating Officer on November 7, 2014.
(5) Mr. Tsourtos was appointed Chief Financial Officer on November 27, 2013.  On June 9, 2014, Mr. Grigorios Tsourtos resigned as Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Grants and Exercises

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

The following table summarizes information concerning stock options outstanding as of December 31, 2014:

	December 31, 2014		December 31, 2013
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	-	-

Employment Agreements

On November 27, 2013, the Board of Directors of the Company appointed Mr. Grigorios Tsourtos as Chief Financial Officer of the Company. During the fiscal year ended December 31, 2013, the Company accrued $1,369 (€1,000) consulting fees for his services rendered. Mr. Tsourtos is not an employee of the Company, but has a verbal agreement to provide his consulting services as Chief Financial Officer for €1,000 per month.  On June 9, 2014, Mr. Grigorios Tsourtos resigned as Chief Financial Officer.  He was paid $4,115 in fiscal 2014 up to the time of his resignation.

On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and its President and Chief Executive Officer, Sotirios Leontaritis (“Leontaritis”), whereby Leontaritis will provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company will pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Leontaritis received cash compensation of US$5,000 and a stock award of 1,000,000 shares of common stock of the Company in consideration of his services for the period from September 10, 2013 to December 31, 2013.  During fiscal 2014 Mr. Leontaritis accrued total compensation of $60,000 under his contract, of which a total of $45,000 was converted to shares at $0.03333 per share.

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$48,723) per year payable monthly in arrears on the last Friday of every month by credit transfer.   During fiscal 2014 Ms. Kist received a total of $13,670 in respect of the aforementioned contract.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 14,731,961 shares of common stock issued and outstanding as of April 10, 2015, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Sotirios Leontaritis	9,233,333 shares held directly	62.7%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 10, 2015 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 14,731,961 shares of common stock outstanding as of April 10, 2015.

Security Ownership of Management

The following table shows, as of April 10, 2015, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Sotirios Leontaritis	9,233,333 shares held directly	62.7%
Common Stock	Christos Kapatos	1,100,000 shares held directly(2)	7.5%
Common Stock	Nikolaos Kardaras	-0-	0%
Common Stock	Heleen Kist	100,000 shares held directly	0.67%
	All Officers and Directors as a Group	10,433,333	70.87%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 10, 2015 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 14,731,961 shares of common stock outstanding as of April 10, 2015.
(2)This includes a total of 5,000 stock options entitling Mr. Kapatos the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from April 16, 2014. The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

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

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following table provides details of the Company’s related party transactions during the years ended December 31, 2014 and 2013:

Services provided from related parties:

	Year Ended December 31,
	2014	2013
Consulting fees from CEO and President (i)	$60,000	$-
Stock-based compensation to CEO and President (i)		1,250,000
Consulting fees from a Director (ii)	48,655	-
Professional fees from CFO (iii)	5,484
Professional fees from Director (iv)	15,924	-
Research and development from Director (v)	57,162	-
	$187,225	$1,250,000

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

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2013 ($)	Balance, June 9, 2014 (business combination) ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2014 ($)
Stock-based compensation to CEO and President (i)	1,250,000	-	-	-	1,250,000		-
Consulting fees from CEO and President (i)	29,590	-	60,000	139,073	148,061	-	80,602
Consulting fees from a Director (ii)	-	-	48,655	-	48,655	-	-
Professional fees from CFO (iii)	1,369	-	5,484	-	6,851	(2)	-
Professional fees from Director (iv)	-	-	15,924	-	14,708	-	1,216
Research and development from Director (v)	-	22,401	57,162	-	79,563		-
	1,280,959	22,401	187,225	139,073	1,547,838	(2)	81,818

Advances from related parties:

	Balance, December 31, 2013 ($)	Addition ($)	Converted to Convertible notes ($)	Converted to Shares ($)	Balance, December 31, 2014 ($)
CEO and President (i)	32,252	928,007	(540,193)	(27,022)	393,044

Loan Agreement from related parties

	Balance, December 31, 2013 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2014 ($)
CEO and President (i)	-	540,193	(124,971)	(50,623)	364,653

On June 10, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $136,237 (EUR €100,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at one percent (1%) per annum and is due and payable within two years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

On July 25, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $403,956 (EUR €300,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.03 per share.

On November 28, 2014, the Company entered into a Debt Settlement and Subscription Agreement (the “Agreement”) with the President of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the Agreement Leontaritis agreed to accept 9,000,000 shares of the Company’s common stock at a price of US$0.03333 per share to settle a total of $300,000.00 of the debt including convertible note $124,971 (EUR€100,000).

On December 24, 2014, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with the President and controlling shareholder of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the terms of the Agreement Leontaritis subscribed for a total of 133,333 shares of the Company’s common stock at a purchase price of $1.50 per share for total cash proceeds of $200,000.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2014 and for the fiscal year ended December 31, 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2014 $	December 31, 2013 $
Audit Fees	13,300	11.000
Audit Related Fees	0	-0-
Tax Fees	2,500	-0-
All Other Fees	0	-0-
Total	15,800	11,000

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $13,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013 we incurred approximately $11,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $13,300 and $11,000, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $2,500 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi VioCare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.19	Share purchase agreement between Sotirios Leontaritis and Hci Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.20	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.21	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.22	Private placement subscription agreement dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.23	Private placement subscription agreement dated March 23, 2015	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	Filed herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	To be filed by amendment
101.DEF	XBRL Taxonomy Extension Definition Linkbase	To be filed by amendment
101.INS	XBRL Instance Document	To be filed by amendment
101.LAB	XBRL Taxonomy Extension Label Linkbase	To be filed by amendment
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	To be filed by amendment
101.SCH	XBRL Taxonomy Extension Schema	To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	April 15, 2015	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 15, 2015	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	April 15, 2015	By:	/s/ Nikolaos Kardaras
		Name:	Nikolaos Karadas
		Title:	Secretary and Director

Date:	April 15, 2015	By:	/s/ Christos Kapatos
		Name:	Christos Kapatos
		Title:	Director