Form 10-Q/A
period 2014-09-30
HCi Viocare
filed 2015-05-20
CIK 1402737

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

000-53089
Commission File Number

HCi Viocare
(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kintyre House, 209 Govan Road, Glasgow Scotland.	G51 1HJ
(Address of principal executive offices)	(Zip Code)

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

5,503,650 shares of common stock issued and outstanding as of November 18, 2014

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of HCi Viocare for the nine month period ended September 30, 2014 is solely to furnish amended Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-Q speaks as of the filing date of the original Form 10-Q (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the original Form 10-Q as filed on November 19, 2014.

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