Form 10-K/A
period 2014-12-31
HCi Viocare
filed 2015-05-20
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K/A
Amendment No. 1

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

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of HCi Viocare for the fiscal year ended December 31, 2014 is being re-filed in its entirety in order to correct certain typographical errors and certain inadvertent omissions in Note 14 to the financial statements contained herein, as well as to furnish  Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment No. 1 to the Form 10-K speaks as of the filing date of the original Form 10-K (the "Filing date"), does not reflect events that may have occurred subsequent to the Filing Date, and other than as set out above, does not modify or update in any way disclosures made in the original Form 10-K as filed on April 16, 2015.

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

\

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013

Operating Activities
Net loss	$(19,022,177)	$(1,338,921)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	1,750,000	-
Stock option vested gradually	647,853	-
Loss on debt settlement	15,582,387	-
Amortization of beneficial conversion feature	171,920	-
Depreciation	6,502	-
Impairment of goodwill	149,988
Gain on foreign currency transaction	(43,584)	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	15,346	-
Decrease (Increase) in prepaid expense	(46,839)	800
Decrease (Increase) in inventory	(468)	-
Increase (Decrease) in corporate taxes	(4,660)	-
Increase (Decrease) in accounts payable and accrued expenses	105,450	2,337
Increase (Decrease) in accounts payable and accrued expenses, related party	212,468	30,959
Increase (decrease) in liabilities to be settled with common stock	-	1,250,000
Net cash used by operating activities	(475,814)	(54,825)

Investing Activities
Office furniture	(7,151)	-
Computer & equipment	(12,702)	-
Leasehold improvements	(34,148)	-
Vehicle	(62,123)	-
Investment in W D Spence Ltd.	(168,121)	-
Cash acquired from business combination	2,929	-
Net cash (used) by investing activities	(281,316)	-

Financing Activities
Loans from a shareholder	908,506	54,712
Proceeds from private placement	200,000	-
Net cash provided by financing activities	1,108,506	54,712

Increase (decrease) in cash	351,376	(113)

Cash at beginning of period	-	113
Effects of exchange rates on cash	56,876	-
Cash at end of period	$408,252	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Shares cancelled without consideration	$-	$5
Contribution of loans from former director to additional paid in capital	-	22,460
Accounts receivable acquired from business combination	(17,603)	-
Inventory acquired from business combination	(6,799)	-
Prepaid expenses acquired from business combination	(574)	-
Computer & Equipment acquired from business combination	(731)	-
Accounts payable acquired from business combination	5,240	-
Corporate tax from related parties acquired from business combination	5,044	-
Deferred tax from related parties acquired from business combination	219	-
Advances from related party, converted to loan	540,193	-
Liabilities settled with issuance of common stock	1,250,000	-
Notes payable settled by the issuance of common stock	300,000	-

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the year ended December 31, 2014 and 2013, respectively, however, since the Company reflected a net loss in in fiscal year ended December 31, 2014 and 2013, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Purchase of vehicle from President

During the fiscal year ended December 31, 2014 the Company purchased a vehicle from the President and CEO for EUR$40,000.  The Company determined the purchase price for the vehicle based on an evaluation of similar vehicles in the local market with prices ranging from EUR$38,000 to EUR$42,000, resulting in an average purchase price of EUR$40,000 which was the amount paid for the vehicle acquired from the President and CEO.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi VioCare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi VioCare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.19	Share purchase agreement between Sotirios Leontaritis and Hci Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.20	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.21	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.22	Private placement subscription agreement dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.23	Private placement subscription agreement dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

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

Date:	May 20, 2015	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 20, 2015	By:	/s/ Nikolaos Kardaras
		Name:	Nikolaos Karadas
		Title:	Secretary and Director

Date:	May 20, 2015	By:	/s/ Christos Kapatos
		Name:	Christos Kapatos
		Title:	Director