Form 10-Q
period 2015-03-31
HCi Viocare
filed 2015-05-20
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

14,731,961 shares of common stock issued and outstanding as of May 20, 2015

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 15, 2015.

HCi Viocare

CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$263,589	$408,252
Accounts receivable	1,247	918
Inventory	7,506	6,750
Prepaid expenses (Note 5)	72,820	47,369
Total Current Assets	345,162	463,289

Long-term Assets
Property, plant and equipment, net (Note 6)	109,591	103,377

Total Assets	$454,753	$566,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$142,252	$115,527
Accounts payable and accrued expenses-related party (Note 11)	120,570	81,818
Loan from a related party (Note 11)	370,552	393,044
Convertible notes from a related party (Note 9 and Note 11)	(22,545)	(3,620)
Total Current Liabilities	610,829	586,769

Deferred taxes	193	202

Total Liabilities	611,022	586,971

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized;
14,731,961 shares issued and outstanding as of March 31, 2015
14,636,983 shares issued and outstanding as of December 31, 2014	1,473	1,464
Additional paid-in capital	21,074,564	20,641,429
Retained Deficit	(21,336,928)	(20,716,789)
Accumulated other comprehensive income	104,622	53,591
Stockholders' equity (deficiency)	(156,269)	(20,305)
Total Liabilities and Stockholders' Equity (Deficiency)	$454,753	$566,666

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Month Ended
	March 31,
	2015	2014
Revenues:
Sales	$10,416	$-
Cost of goods sold	6,065	-
Gross Profit	4,351	-

Operating Expenses
Depreciation	4,983	-
Office rent	38,650	4,303
Office expenses	58,684	9,909
Consultancy Fees	33,056	37,858
Professional fees	50,139	17,283
Research and development	383,605	632,237
Travel and entertainment	36,151	11,574
Total Operating Expenses	605,268	713,164

Loss from Operations	(600,917)	(713,164)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	5,208	(424)
Interest Expenses	(24,430)	-
Total Other Income (Expenses)	(19,222)	(424)

Loss before Provision for Income Tax	(620,139)	(713,588)

Provision for Income Tax	-	-

Net Loss	$(620,139)	$(713,588)

Basic and fully diluted loss per share	$(0.04)	(0.16)

Weighted average shares outstanding	14,685,395	4,553,650

Comprehensive Income (Loss) :
Net loss	$(620,139)	$(713,588)
Effect of foreign currency translation	51,031	44
Comprehensive Loss	$(569,108)	$(713,544)

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended
	March 31,
	2015	2014

Operating Activities
Net loss	$(620,139)	$(713,588)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	-	625,000
Stock option vested gradually	231,550	-
Amortization of beneficial conversion feature	20,198	-
Gain on foreign currency transactions	(27,479)	-
Depreciation	4,983	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(370)	-
Decrease (Increase) in prepaid expense	(34,361)	(26,685)
Decrease (Increase) in inventory	(1,060)	-
Increase (Decrease) in accounts payable and accrued expenses	35,387	12,320
Increase (Decrease) in accounts payable and accrued expenses, related party	44,991	65,138
Net cash used by operating activities	(346,300)	(37,815)

Investing Activities
Computer & equipment	(4,432)	-
Leaseholder improvement	(18,410)	(27,063)
Net cash (used) by investing activities	(22,842)	(27,063)

Financing Activities
Loans from a shareholder	11,294	68,162
Proceeds from private placement	201,594	-
Net cash provided by financing activities	212,888	68,162

Increase (decrease) in cash	(156,254)	3,284

Cash at beginning of period	408,252	-
Effects of exchange rates on cash	11,591	44
Cash at end of period	$263,589	$3,328

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Financial Statements

HCi Viocare

Notes to Financial Statements
(Unaudited)

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
(Unaudited)

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

On March 31, 2015 the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

Note 2 -    GOING CONCERN

The Company incurred net losses of $620,139 and $713,588 for the three months ended March 31, 2015 and 2014, respectively and had a retained deficit of $21,336,928. In addition, the Company had a working capital deficiency of $265,667 and a stockholders' deficit of $156,269 at March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Transactions and balances - Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at quarter end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations.

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies (cont’d)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the three month ended March 31, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $383,605 and $632,237 for the three months ended March 31, 2015 and 2014, respectively.

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

Stock-based compensation

For stock-based compensation the Company follows the guidance codified in the Compensation – Stock Compensation Topic of FASB ASC (“ASC 718”). The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

The Company has retained deficit from operations.  Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the three months ended March 31, 2015 and December 31, 2014, respectively, however, since the Company reflected a net loss in the three months ended March 31, 2015 and in the fiscal year ended December 31, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Measurements (cont’d)

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of March 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2015	December 31, 2014
Office lease	$55,143	$21,687
Professional fees	11,000	17,000
Travel advances and other expenses	6,677	8,682
Total prepaid expense	$72,820	$47,369

Note 6 -   PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Total
Cost
At 1 January, 2014	$-	$-	$-	$-	$-
Additions - purchase	34,148	7,151	12,702	62,123	116,124
Additions - business combination	-	-	731	-	731
Foreign exchange	(3,927)	(798)	(910)	(1,341)	(6,976)
At December 31, 2014	30,221	6,353	12,523	60,782	109,879

Additions - purchase	18,410	2,571	1,861	-	22,842
Foreign exchange	(3,169)	(634)	(1,315)	(6,527)	(11,645)
At March 31, 2015	45,462	8,290	13,069	54,255	121,076

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 6 -   PROPERTY AND EQUIPMENT (continued)

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Total
Amortization
At 1 January, 2014	$-	$-	$-	$-	$-
Charge for the period	-	-	-	-	-
At March 31, 2014	-	-	-	-	-

At December 31, 2014	3,299	1,332	1,340	531	6,502
Charge for the period	1,276	231	752	2,724	4,983
At March 31, 2015	$4,575	$1,563	$2,092	$3,255	$11,485

Carrying Amounts
At December 31, 2014	$26,922	$5,021	$11,183	$60,251	$103,377
At March 31, 2015	$40,887	$6,727	$10,977	$51,000	$109,591

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and Computer and Equipment is amortized over three years.

Vehicles are amortized over five years.

Note 7 -   PATENTED TECHNOLOGY

(1)	Socket-Fit

On February 12, 2014, the Company, through our wholly owned Scottish subsidiary, HCi Viocare Technologies Limited (“Viocare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and Viocare (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”.

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the Intellectual Property Rights (“IPR”) and know how to develop and exploit the IPR was the issuance of 500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $1.25 per share.  The Company recorded the $625,000 as research and development expenses during the three month period ended March 31, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 7 -   PATENTED TECHNOLOGY (continued)

• a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

The issuance of 500,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $1,125,000 or $2.25 per share.  The Company recorded the $1,125,000 as research and development expenses during the three months ended June 30, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

Note 8 -   OFFICE LEASE

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a three month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date. During the period ended December 31, 2014, the monthly rental fee increased to $1,380 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.

Under the term of the lease agreement, the Company paid $2,759 (GBP 1,860) as a deposit.  This lease was terminated subsequent to March 31, 2015.

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,686(EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months rental fee upon executing the agreement. As of March 31, 2015, $3,254 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $6,764 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,082 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,527 (EUR €12, 465) as deposit in the prepaid account.

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 8 -   OFFICE LEASE (continued)

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care, due to open in the second quarter of 2015. In the first anniversary of the date of entry, the lease is GBP (£20,000) (USD$29,673) per annum (exclusive of VAT). In the second anniversary of the date of entry, the lease will increase to GBP (£40,000) (USD$59,345) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be GBP (£40,000) (USD$59,345) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to GBP (£30,000) (USD$44,510) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be GBP (£40,000) (USD$59,345) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $37,073 (GBP £24,000) as deposit in the prepaid account.

Prepaid expense relating to the office leases consists of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	16,738	3,107
Addition – 10 month rental	20,963	-
Expensed rental fee during the fiscal year ended December 31, 2014	(20,620)	-
Foreign exchange	1,717	(218)
As of December 31, 2014	18,798	2,889
Addition – deposit	-	37,073
Foreign exchange	(2,017)	(1,600)
As of March 31, 2015	$16,781	$38,362

Note 9 -   CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 9 -   CONVERTIBLE NOTES (continued)

(1)	Convertible notes due on June 10, 2016: (cont’d)

Interest expenses:

For the three months ended
March 31,
	2015	2014
Amortization of debt discount	$-	$-
Interest at contractual rate	-	-
Totals	$-	$-

(2)	Convertible notes due on July 25, 2019:

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

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $403,956 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended March 31, 2015 was $20,198, which amount has been recorded as interest expense.

Interest expenses:

	For the three months ended
	March 31,
	2015	2014
Amortization of debt discount	$20,198	$-
Interest at contractual rate	4,232	-
Totals	$24,430	$-

The following table summarizes the balance of the convertible notes on the balance sheets as of March 31, 2015 and December 31, 2014:

Balance, December 31, 2013	$-
Gross principal amount	540,193
Converted to shares	(124,971)
Foreign exchange	(50,569)
Balance, December 31, 2014	$364,653
Foreign exchange	(39,123)
Balance, March 31, 2015	$325,530
Unamortized discount	$(348,075)

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 10 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,407) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$29,673) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,346) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$29,673) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,346) per annum, and he shall receive two hundred thousand (200,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), five hundred thousand (500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 10 -   COMMITMENTS (continued)

(2)	Advisors (cont’d)

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

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$89,018) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments.

(4)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$44,509) per year payable monthly in arrears on the last Friday of every month by credit transfer.

(5)	Consulting Agreement with Mikulas Dylowicz

On January 1, 2015 the Company entered into a consulting agreement (the “Agreement”) with Mikulas Dylowicz (“the Consultant”), an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company.  Under the terms of the Agreement, the Consultant shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital.  The Consultant shall receive monthly consideration of EUR€2,000(US$2,170) per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

(6)	Lease Agreement in Glasgow, Scotland

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care, due to open in the second quarter of 2015. In the first anniversary of the date of entry, the lease is GBP (£20,000) (USD$29,673) per annum (exclusive of VAT). In the second anniversary of the date of entry, the lease will increase to GBP (£40,000) (USD$59,345) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be GBP (£40,000) (USD$59,345) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to GBP (£30,000) (USD$44,510) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be GBP (£40,000) (USD$59,345) per annum (exclusive of VAT).

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three month ended March 31, 2015 and 2014:

Services provided from related parties:

	Three Months Ended March 31,
	2015	2014
Consulting fees from CEO and President (i)	$15,000	$15,000
Consulting fees from a Director (ii)	11,285	8,222
Professional fees from CFO (iii)	-	5,482
Professional fees from Director (iv)	3,386	4,111
Research and development from Director (v)	22,731	-
	$52,402	$32,815

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
(v)
On June 9, 2014, HCi Viocare Clinics entered into an employment agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and any subsidiary clinics.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2014 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, March 31, 2015 ($)
Consulting fees from CEO and President (i)	80,602	15,000	29,991	-	(6,108)	119,485
Consulting fees from a Director (ii)	-	11,285	-	11,285	-	-
Professional fees from Director (iv)	1,216	3,386	-	3,517	-	1,085
Research and development from Director (v)	-	22,731	-	22,731		-
	81,818	52,402	29,991	37,533	(6,108)	120,570

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

Advances from related parties:

	Balance, December 31, 2014 ($)	Addition ($)	Foreign exchange ($)	Balance, March 31, 2015 ($)
CEO and President (i)	393,044	11,294	(33,786)	370,552

Loan Agreement from related parties (ref Note 9 – Convertible Notes)

	Balance, December 31, 2014 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, March 31, 2015 ($)
CEO and President (i)	364,653	-	-	(39,123)	325,530

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 100,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued.

Share issuances in 2015:

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

Share issuances in 2014:

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

HCi Viocare

Notes to Financial Statements
(Unaudited)
Note 12 -   CAPITAL STOCK (continued)

Share issuances in 2014(cont’d):

On November 28, 2014, the Company entered into a Debt Settlement and Subscription Agreement (the “Agreement”) with the President of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the Agreement Leontaritis agreed to accept 9,000,000 shares of the Company’s common stock at a price of US$0.03333 per share to settle a total of $300,000 of the debt including convertible note $124,971 (EUR€100,000). We recorded $15,582,387 loss on the debt settlement.

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

As at March 31, 2015 and December 31, 2014 the Company has a total of 14,731,961 and 14,636,983 shares issued and outstanding, respectively.

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

Note 13 -   STOCK OPTIONS

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 13 -   STOCK OPTIONS (continued)

The following table summarizes information concerning stock options outstanding as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	-	-
Granted	-	-	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-
Unvested, end of December 31, 2014	25,000	$0.04
Unvested, end of March 31, 2015	25,000	$0.04

The Company recognized stock-based compensation expense allocated to research and development of $231,550 during the three months ended March 31, 2015($nil – March 31, 2014).

Unrecognized compensation expense related to stock options as of March 31, 2015 was $59,660 and is expected to be recognized in future periods.

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 13 -   STOCK OPTIONS (continued)

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants:
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

Note 14 – PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at March 31, 2015 was $18,269,309 in U.S., $348,367 in the Greece and $279,544 in U.K. and at December 31, 2014 was $17,949,500 in U.S., $231,800 in the Greece and $226,800 in U.K.

The provision for income taxes in US consists of the following:

	Three Months ended March 31,
	2015	2014
Current operations	$108,000	$12,200
Timing differences, Stock based compensation	-	-
Less, Change in valuation allowance	(108,000)	(12,200)
Net refundable amount	$-	$-

HCi Viocare

Notes to Financial Statements
(Unaudited)
Note 14 – PROVISION FOR INCOME TAXES: (continued)

The provision for income taxes in Greece consists of the following:

	Three Months ended March 31,
	2015	2014
Current operations	$30,000	$10,100
Less, Change in valuation allowance	(30,000)	(10,100)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Three Months ended March 31,
	2015	2014
Current operations	$36,820	$127,730
Research and development	(26,284)	(127,000)
Less, Change in valuation allowance	(10,536)	(730)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015			December 31, 2014
	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$18,269,309	$348,367	$279,544	$17,949,500	$231,800	$226,800
Less, Valuation allowance	(18,269,309)	(348,367)	(279,544)	(17,949,500)	(231,800)	(226,800)
Net deferred tax asset	$-	$-	$-	$-	$-	$-

The Company has no tax position at March 13, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2015 or at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 15 -   SUBSEQUENT EVENTS

Hellenic American Securities S.A.

On May 7, 2015, the Company entered into an Agreement with HELLENIC AMERICAN SECURITIES S.A. (“HAS S.A.”) for the provision of services to firms regarding their capital structure, industry strategy and similar matters (the “Agreement”) HAS S.A. is a Public Limited Stock Brokerage Company, member of the Athens Stock Exchange and Athens Derivative Exchange incorporated in Greece with registered office in Athens.

According to the Agreement which carries a term of one year, HAS S.A. shall provide advice to the Company regarding its capital structure, industry strategy and similar matters, as well as advice and services regarding mergers and acquisitions under the Greek Law, an introduction of the Company’s securities to Greek and Foreign Investors, both Private and Institutional ones as well as preparation of analyses for the Company which will be circulated to various websites and media groups.

HAS S.A. is entitled to the following consideration under the Agreement:

1.	$3,000 per month or its current equivalent in Euro, plus applicable VAT, payable monthly on the first day of the month, for each quarter;
2.
Issuance of 24,000 restricted shares of the Company’s common stock quarterly (the “Shares”), payable in monthly installments as to 8,000 shares per month, to be issued and delivered within 10 days after the 1st of each month.

Addendum to April 17, 2014 Acquisition Agreement with Christos Kapatos

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement (“Amendment of Acquisition Agreement”) dated April 17, 2014, originally filed with the Securities and Exchange Commission on Form 8-K as of May 6, 2014.  Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of one million restricted shares of the common stock of the Company as additional consideration.

Extension to Consulting Agreements

On May 1, 2015, the Company approved a one-year extension of the three consulting agreements entered into with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis on April 16, 2014 and originally filed on Form 8-K with the Securities and Exchange Commission on Form 8-K as of May 6, 2014.

The Company has evaluated its subsequent events from the balance sheet date through the date of issuance and determined that there are no additional events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended March 31, 2015 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 15, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

HCi Viocare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which it is currently in negotiation to acquire from Dr. Kapatos. More specifically, it intends to launch three products which it hopes to acquire from Dr. Kapatos prior to the first quarter of 2015 (Light-IS, W-Mode, and H-Cast).   These products require less research and development to get to market.   Remaining products that it hopes to acquire it will launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit will take a minimum of two years to get to market from the commencement of the research and development of the product.

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

Further, on April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties.  Compensation shall be €40,000 (USD$43,407) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

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

Further, on April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be £20,000 GBP (USD$29,673) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of £40,000 GBP (USD$59,346) per annum, and he shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

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

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be £20,000 GBP (USD$29,673) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of £40,000 GBP (USD$59,346) per annum, and he shall receive 200,000 shares of the Company’s common stock for each research project completed with a valuation less than $20,000,000, 500,000 shares of the Company’s common stock for each research project completed with a valuation equal or greater than $20,000,000.

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

Also on June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be GBP £60,000 (USD$89,018) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments.

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

On July 25, 2014, the Company entered into another Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of 300,000 Euros with an annual interest of 5%, and the Company agreed to repay the Facility within 5 years from the date of the loan agreement. If for any reason the Company fails to repay the loan facility on the due date, the Lender has the right to convert it into shares of the common stock of the Company at Three Cents in the lawful currency of the United States (USD $0.03) per share.

On November 7, 2014, the Company’s subsidiary, W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$44,509) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On March 31, 2015 the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.Viocare.eu/

RESULTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

We have incurred losses since inception. We generated $10,416 in revenues from operations and $6,065 in cost of goods sold for the three months ended March 31, 2015 and $nil in revenue and costs of goods sold for the same period ended March 31, 2014.  Operating expenses for the three months ended March 31, 2015 and 2014 were $605,268 and $713,164 respectively

	For the Three Month Ended
	March 31,
	2015	2014
Revenues:
Sales	$10,416	$-
Cost of goods sold	6,065	-
Gross Profit	4,351	-

Operating Expenses
Depreciation	4,983	-
Office rent	38,650	4,303
Office expenses	58,684	9,909
Consultancy Fees	33,056	37,858
Professional fees	50,139	17,283
Research and development	383,605	632,237
Travel and entertainment	36,151	11,574
Total Operating Expenses	605,268	713,164

Loss from Operations	(600,917)	(713,164)

Research and development expense:

Research and development expense of $632,237 in the three months ended March 31, 2014 included $625,000 related to the acquisition of a technology known as “Socket Fit” from one of our officers and directors.

Research and development expense of $383,605 in the three months ended March 31, 2015 included $231,550 in stock-based compensation.

Office expenses, professional fees and travel and entertainment expenses were substantially increased in the current period primarily as a result of the Company’s commencement of operations in the healthcare innovation sector in the field of technology development and marketing of prosthetics and orthotics (P&O), and preparations for the operation of P&O total rehabilitation clinics both in Glasgow and Athens.  In addition the Company experienced and increase to consultancy fees we during the current three month period as compared to the three months ended March 31, 2014 as the Company executed its business plan, requiring more man hours to complete allocated tasks.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2015, we had $263,589 cash on hand ($408,252 – December 31, 2014) and liabilities of $262,822 in accounts payable and accrued expenses (including amounts due to related parties) ($197,345 – December 31, 2014) and $370,552 in advances from related parties ($393,044 – December 31, 2014).  Presently we rely on our officers and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured an operating loan from the Company’s President of EUR€300,000 (USD$325,530) during 2014 and closed private placements in the amount of $201,594, which amount should allow us to meet our operating expenses and ongoing obligations until such time as the Company can conclude a larger equity based financing, anticipated shortly in 2015.

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

GOING CONCERN

The Company incurred net losses of $620,139 and $713,588 for the three month ended March 31, 2015 and 2014, respectively and had a retained deficit of $21,336,928. In addition, the Company had a working capital deficiency of $265,667 and a stockholders' deficit of $156,269 at March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period March 26, 2007 (inception) through March 31, 2015, the Company relied heavily for its financing needs on its former CEO/director, Mr. Wu Jinzhao and subsequently to the date of this report, the Company has continued to be funded by its current President and Director, Sotirios Leontaritis.

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi Viocare, has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi Viocare very doubtful.  In addition the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of one or more technologies, the ongoing operation of a P&O clinic in Glasgow as well as the opening of a new clinic planned for 2015 in Athens and ongoing research and development to bring new technologies to market.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended March 31, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi Viocare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi Viocare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi Viocare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.19	Share purchase agreement between Sotirios Leontaritis and Hci Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.20	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.21	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.22	Private placement subscription agreement dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.23	Private placement subscription agreement dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
10.24	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.25	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.26	The Addendums to the Consulting Agreements of 16.04.2014with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.27	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

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