Form 10-Q
period 2015-06-30
HCi Viocare
filed 2015-08-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

+44 141 370 0321
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

190,089,627 shares of common stock issued and outstanding as of August 14, 2015

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 16, 2015.

HCi Viocare

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$201,576	$408,252
Accounts receivable	21,266	918
Other receivable	61,168	-
Inventory	7,953	6,750
Prepaid expenses (Note 5)	64,296	47,369
Total Current Assets	356,259	463,289

Long-term Assets
Property, plant and equipment, net (Note 6)	119,199	103,377

Total Assets	$475,458	$566,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$220,132	$115,527
Accounts payable and accrued expenses-related party (Note 11)	160,192	81,818
Loan from a related party (Note 11)	436,765	393,044
Convertible notes from a related party (Note 9 and Note 10)	-	(3,620)
Total Current Liabilities	817,089	586,769

Loan from a related party (Note 10)	166,426	-
Deferred taxes	204	202

Total Liabilities	983,719	586,971

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized;
189,972,960 shares issued and outstanding as of June 30, 2015
102,458,881 shares issued and outstanding as of December 31, 2014	18,997	10,246
Additional paid-in capital	28,335,739	20,632,647
Retained Deficit	(28,953,978)	(20,716,789)
Accumulated other comprehensive income	90,981	53,591
Stockholders' equity (deficiency)	(508,261)	(20,305)
Total Liabilities and Stockholders' Equity (Deficiency)	$475,458	$566,666

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues
Sales	$26,793	$-	$37,209	$-
Cost of goods sold	7,225	-	13,290	-
Gross Profit	19,568	-	23,919	-

Operating Expenses
Depreciation	7,581	377	12,564	377
Office rent	34,906	14,907	73,556	19,210
Office expenses	39,999	25,066	98,683	34,975
Consultancy Fees	50,587	36,372	83,643	74,230
Professional fees	564,155	20,835	614,294	38,118
Research and development	4,738,996	1,333,359	5,122,601	1,965,596
Travel and entertainment	39,109	17,411	75,260	28,985
Total Operating Expenses	5,475,333	1,448,327	6,080,601	2,161,491

Loss from Operations	(5,455,765)	(1,448,327)	(6,056,682)	(2,161,491)

Other Income (Expenses)
(Loss) on debt settlement	(1,804,704)	-	(1,804,704)	-
Gain (Loss) on foreign currency transaction	(5,419)	(1,270)	(211)	(1,694)
Interest Expenses due to related party	(351,162)	(3,860)	(375,592)	(3,860)
Total Other Income (Expenses)	(2,161,285)	(5,130)	(2,180,507)	(5,554)

Loss before Provision for Income Tax	(7,617,050)	(1,453,457)	(8,237,189)	(2,167,045)

Provision for Income Tax	-	-	-	-

Net Loss	$(7,617,050)	$(1,453,457)	$(8,237,189)	$(2,167,045)

Basic and fully diluted loss per share	$(0.06)	$(0.04)	$(0.07)	$(0.06)

Weighted average shares outstanding	135,936,654	37,871,701	119,458,752	34,890,191

Comprehensive Income (Loss) :
Net loss	$(7,617,050)	$(1,453,457)	$(8,237,189)	$(2,167,045)
Effect of foreign currency translation	(13,641)	(743)	37,390	(699)
Comprehensive Loss	$(7,630,691)	$(1,454,200)	$(8,199,799)	$(2,167,744)

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Ended
	June 30,
	2015	2014

Operating Activities
Net loss	$(8,237,189)	$(2,167,045)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	4,550,000	1,750,000
Stock option vested gradually	291,210	174,462
Shares issued for stock award	450,000	-
Shares issued for services provided	75,600
Amortization of beneficial conversion feature	368,273	3,784
Loss on debt settlement	1,804,704
Gain on foreign currency transactions	(29,455)	-
Depreciation	12,564	377
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(20,337)	16,509
Decrease (Increase) in prepaid expense	(25,019)	(21,769)
Decrease (Increase) in other receivable	(59,669)	(4,910)
Decrease (Increase) in inventory	(1,123)	-
Increase (Decrease) in accounts payable and accrued expenses	154,388	48,242
Increase (Decrease) in accounts payable and accrued expenses, related party	82,377	130,505
Net cash used by operating activities	(583,676)	(69,845)

Investing Activities
Office furniture	(11,614)	(4,613)
Computer & equipment	(6,873)	(4,296)
Leaseholder improvement	(18,410)	(34,148)
Cash acquired from business combination	-	2,929
Net cash (used) by investing activities	(36,897)	(40,128)

Financing Activities
Loans from a shareholder	235,150	132,336
Proceeds from private placement	201,594	-
Net cash provided by financing activities	436,744	132,336

Increase (decrease) in cash	(183,829)	22,363

Cash at beginning of period	408,252	-
Effects of exchange rates on cash	(22,847)	(385)
Cash at end of period	$201,576	$21,978

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Convertible notes converted to shares	$326,619	$-
Interest payable converted to shares	12,113	-
Accounts receivable acquired from business combination	-	(17,603)
Inventory acquired from business combination	-	(6,799)
Prepaid expenses acquired from business combination	-	(574)
Computer & Equipment acquired from business combination	-	(731)
Accounts payable acquired from business combination	-	5,240
Accounts payable from related parties acquired from business combination	-	22,401
Corporate tax from related parties acquired from business combination	-	5,044
Deferred tax from related parties acquired from business combination	-	219
Advances from related party, converted to loan	-	136,482

See Notes to Financial Statements

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 1 -    ORGANIZATION AND BUSINESS BACKGROUND

HCi Viocare  ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada.  The Company has selected December 31 as its fiscal year end.

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

On July 8, 2015 the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the P&O clinic under development in Athens, Greece.

On August 8, 2015 FINRA approved a seven (7) new for one (1) old forward split of our authorized and issued and outstanding shares of common.  A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 7, 2015.  Consequently, our authorized share capital increases from 100,000,000 to 700,000,000 shares of common stock and our issued and outstanding common stock increases accordingly, all with a par value of $0.0001.  Our preferred stock remains unchanged.  All share and per share figures contained herein reflect the impact of the forward split.

Note 2 -    GOING CONCERN

The Company incurred net losses of $8,237,189 and $2,167,045 for the six months ended June 30, 2015 and 2014, respectively and had a retained deficit of $28,953,978. In addition, the Company had a working capital deficiency of $460,830 and a stockholders' deficit of $508,261 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35.  Advertising costs were immaterial for the six months ended June 30, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $5,122,601 and $1,965,596 for the six months ended June 30, 2015 and 2014, respectively.

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

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 4 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes", which requires the asset and liability approach for financial accounting and reporting for income taxes.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has retained deficit from operations.  Because there is no certainty that we will realize taxable income in the future, we did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the six months ended June 30, 2015 and December 31, 2014, respectively, however, since the Company reflected a net loss in the six months ended June 30, 2015 and in the fiscal year ended December 31, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of June 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 -    PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30 , 2015	December 31, 2014
Office lease	$53,298	$21,687
Professional fees	8,500	17,000
Travel advances and other expenses	2,498	8,682
Total prepaid expense	$64,296	$47,369

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 6 -   PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Total
Cost
At 1 January, 2014	$-	$-	$-	$-	$-
Additions - purchase	34,148	7,151	12,702	62,123	116,124
Additions - business combination	-	-	731	-	731
Foreign exchange	(3,927)	(798)	(910)	(1,341)	(6,976)
At December 31, 2014	30,221	6,353	12,523	60,782	109,879

Additions - purchase	18,410	11,614	6,873	-	36,897
Foreign exchange	(2,470)	366	(1,100)	(5,307)	(8,511)
At June 30, 2015	46,161	18,333	18,296	55,475	138,265

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Total
Amortization
At 1 January, 2014	$-	$-	$-	$-	$-
Charge for the period	-	152	225	-	377
At June 30, 2014	-	152	225	-	377

At December 31, 2014	3,299	1,332	1,340	531	6,502
Charge for the period	3,678	1,164	2,038	5,684	12,564
At June 30, 2015	$6,977	$2,496	$3,378	$6,215	$19,066

Carrying Amounts
At December 31, 2014	$26,922	$5,021	$11,183	$60,251	$103,377
At June 30, 2015	$39,184	$15,837	$14,918	$49,260	$119,199

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

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the Intellectual Property Rights (“IPR”) and know how to develop and exploit the IPR was the issuance of 3,500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $0.1786 per share.  The Company recorded the $625,000 as research and development expenses during the three month period ended March 31, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

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

As consideration for the acquisition:

• HCi Viocare Technologies shall cause the parent Company to issue to Kapatos a total of 3,500,000 shares of the common stock of the Company on execution of the agreement;

• a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

The issuance of 3,500,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $1,125,000 or $0.32 per share.  The Company recorded the $1,125,000 as research and development expenses during the three months ended June 30, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement (“Amendment of Acquisition Agreement”) dated April 17, 2014.  Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of seven million restricted shares of the common stock of the Company as additional consideration.

The issuance of 7,000,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $4,550,000 or $0.65 per share.  The Company recorded the $4,550,000 as research and development expenses during the six months ended June 30, 2015 due to the fact that Mr. Kapatos is a related party to the Company.

Note 8 -   OFFICE LEASE

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a three month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three month lease term ending date. During the period ended December 31, 2014, the monthly rental fee increased to $1,462 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.

Under the term of the lease agreement, the Company paid $2,924 (GBP 1,860) as a deposit.  This lease was terminated subsequent to March 31, 2015.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 8 -   OFFICE LEASE (continued)

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,724 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ESYE), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months rental fee upon executing the agreement. As of June 30, 2015, $3,329 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $6,916 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,106 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,832 (EUR €12,465) as deposit in the prepaid account.

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care due to open in the second quarter of 2015. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting planned for September 2015. During  the first year from the date of entry, the lease fees are  GBP (£20,000) (USD$31,441) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to GBP (£40,000) (USD$62,882) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be GBP (£40,000) (USD$62,882) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to GBP (£30,000) (USD$47,162) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be GBP (£40,000) (USD$62,882) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $31,441 (GBP £20,000) as deposit in the prepaid account.

Prepaid expense relating to the office leases consists of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	16,738	3,107
Addition – 10 month rental	20,963	-
Expensed rental fee during the fiscal year ended December 31, 2014	(20,620)	-
Foreign exchange	1,717	(218)
As of December 31, 2014	18,798	2,889
Addition – deposit	-	30,794
Expensed rental fee during the period ended June 30, 2015	-	-
Foreign exchange	(1,639)	2,456
As of June 30, 2015	$17,159	$36,139

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 9 -   CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

On June 10, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $136,237 (EUR €100,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at one percent (1%) per annum and is due and payable within two years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.00429 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $136,237 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital.

On November 28, 2014 the convertible note $124,971 (EUR € 100,000) was fully converted to 26,232,570 shares of common stock at $0.00476 per share.

Amortization of the discount for the period ended November 28, 2014 was $32,356, which amount has been recorded as interest expense. Unamortized discount as of November 28, 2014 was $103,881 and has been recorded as interest expenses.

(2)	Convertible notes due on July 25, 2019:

On July 25, 2014, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $403,956 (EUR €300,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”). At any such date as Mr. Leontaritis may desire on or before the Maturity Date of the Note, any unpaid indebtedness shall be convertible into common shares of the Company at a price of $0.00429 per share.

The beneficial conversion feature resulting from the discounted conversion price compared to market price was valued on the date of grant to be $403,956 on the Note. This value was recorded as a discount on debt and offset to additional paid in capital. Amortization of the discount for the three months ended March 31, 2015 was $20,198, which amount has been recorded as interest expense.

On May 28, 2015 the convertible note $326,619 (EUR € 300,000) plus accrued interest of $12,112 (EUR €11,125) was fully converted to 79,037,231 shares of common stock at $0.00429 per share. This transaction resulted in a loss on debt settlement of $1,804,704.

Amortization of the discount for the period from January 1, 2015 to May 28, 2015 was $33,214, which amount has been recorded as interest expense. Unamortized discount as of May 28, 2015 was $335,059 and has been recorded as interest expenses.

Interest expenses:

	For the three month period		For the six month period
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of debt discount	$348,075	$3,784	$368,273	$3,784
Interest at contractual rate	2,651	76	6,883	76
Totals	$350,726	$3,860	$375,156	$3,860

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 9 -   CONVERTIBLE NOTES

The following table summarizes the balance of the convertible notes on the balance sheets as of June 30, 2015 and December 31, 2014:

Balance, December 31, 2013	$-
Gross principal amount	540,193
Converted to shares	(124,971)
Foreign exchange	(50,569)
Balance, December 31, 2014	$364,653
Converted to shares	(326,619)
Foreign exchange	(38,034)
Balance, June 30, 2015	$-
Unamortized discount	$-

Note 10 -   LOAN

On June 11, 2015, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $166,426 (EUR €150,000) as advances from a related party (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”).

Note 11 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$44,386) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos.

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 11 -   COMMITMENTS (continued)

(2)	Advisors (continued)

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$31,441) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$62,882) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis.

-
Professor Martha Lucia Zequera (“Zequera”) will provide services as Director of Diabetic Foot Related Products and Services for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand dollars ($20,000 USD) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Zequera’s fee will be readjusted to the amount of forty thousand dollars ($40,000 USD) per annum, and she shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company terminated the consulting agreement entered into with Professor Martha Lucia Zequera.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$31,441) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$62,882) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham.

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

Note 11 -   COMMITMENTS (continued)

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$94,323) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments. During the period ended June 30, 2015 Mr. Spence resigned as the Director of Clinical Operations and his annual contract was not renewed.  Mr. Spence continues to provide services to the Company as a consultant at a fixed hourly rate.  He continues to hold his position on the Company’s advisory Board.

(4)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$47,162) per year payable monthly in arrears on the last Friday of every month by credit transfer.

(5)	Consulting Agreement with Mikulas Dylowicz

On January 1, 2015 the Company entered into a consulting agreement (the “Agreement”) with Mikulas Dylowicz (“the Consultant”), an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company.  Under the terms of the Agreement, the Consultant shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital.  The Consultant shall receive monthly consideration of EUR€2,000(US$2,219) per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

(6)	Lease Agreement in Glasgow, Scotland

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care, due to open in the second quarter of 2015. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting planned for September 2015. During the first year from   the date of entry, the lease is GBP (£20,000) (USD$31,441) per annum (exclusive of VAT). In the second anniversary of the date of entry, the lease will increase to GBP (£40,000) (USD$62,882) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be GBP (£40,000) (USD$62,882) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to GBP (£30,000) (USD$47,162) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be GBP (£40,000) (USD$62,882) per annum (exclusive of VAT).

(7)	Consulting Agreement with Hellenic American Securities S.A.

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

 HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 11 -   COMMITMENTS (continued)

(7)	Consulting Agreement with Hellenic American Securities S.A. (continued)

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
2.
Issuance of 168,000 restricted shares of the Company’s common stock quarterly (the “Shares”), payable in monthly installments as to 56,000 shares per month, to be issued and delivered within 10 days after the 1st of each month.

Note 12 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the six months ended June 30, 2015 and 2014:

Services provided from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consulting fees from CEO and President (i)	$15,000	$15,000	$30,000	$30,000
Consulting fees from a Director (ii)	11,039	14,628	22,324	22,850
Professional fees from CFO (iii)	-	-	-	5,484
Professional fees from Director (iv)	3,311	4,115	6,697	8,226
Research and development from Director (v)	22,959	8,354	45,690	8,354
Stock award granted to Director (iv)	450,000	-	450,000	-
	$502,309	$42,097	$554,711	$74,914

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

 HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 12 -   RELATED PARTY TRANSACTIONS (continued)

(iv)
On September 10, 2013, the Board of Directors of the Company elected Nicolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards.

(v)
On June 9, 2014, HCi Viocare Clinics entered into an employment agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and any subsidiary clinics.  Prior to May 31, 2015 Mr. Spence resigned his position, providing 30 days notice, and his contract expired as of June 9, 2015.

(vi)	On June 16, 2015, the Board of Directors of the Company appointed Yannis Levantis as a member of the Board of Directors of the Company.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2014 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, June 30, 2015 ($)
Consulting fees from CEO and President (i)	80,602	30,000	66,583	(12,112)	(5,991)	159,082
Consulting fees from a Director (ii)	-	22,324	-	(22,324)	-	-
Professional fees from Director (iv)	1,216	6,697	-	(6,803)	-	1,110
Research and development from Director (v)	-	45,690	-	(45,690)		-
	81,818	104,711	66,583	(86,929)	(5,991)	160,192

Advances from related parties:

	Balance, December 31, 2014 ($)	Addition ($)	Foreign exchange ($)	Balance, June 30, 2015 ($)
CEO and President (i)	393,044	68,724	(25,003)	436,765

Loan Agreement from related parties (ref Note 9 – Convertible Notes)

	Balance, December 31, 2014 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, June 30, 2015 ($)
CEO and President (i)	364,653	166,426	(326,619)	(38,034)	166,426

Note 13 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 13 -   CAPITAL STOCK (continued)

Share issuances in 2015:

On February 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 473,942 shares of the Company’s common stock at a purchase price of $0.30 per share for total cash proceeds of $142,183.  The shares are subject to applicable resale restrictions.

On February 17, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 57,575 shares of the Company’s common stock at a purchase price of $0.337 per share for total cash proceeds of $19,411. The shares are subject to applicable resale restrictions.

On March 23, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 133,329 shares of the Company’s common stock at a purchase price of $0.337 per share for total cash proceeds of $40,000.  The shares are subject to applicable resale restrictions.

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement (“Amendment of Acquisition Agreement”) dated April 17, 2014, originally filed with the Securities and Exchange Commission on Form 8-K as of May 6, 2014.  Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of one million restricted shares of the common stock of the Company as additional consideration. The issuance of 7,000,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $4,550,000 or $0.65 per share.

On May 28, 2015, the Company granted a stock award of 700,000 shares to Mr. Nicolaos Kardaras, a director and Secretary of the Company. The issuance of 700,000 shares of the common stock of the Company to Kardaras was valued at fair market value on issuance totaling $450,000 or $0.64 per share.

On May 28, 2015 the convertible note $326,619 (EUR € 300,000) plus accrued interest of $12,112 (EUR €11,125) was fully converted to 79,037,231 shares of common stock at $0.00429 per share.

On May 7, 2015 and June 1, 2015 the Company issued each of 56,000 shares of the common stock of the Company to Hellenic American Securities S.A under the consulting agreement. (ref Note 11(7)). The issuance of each 56,000 shares of the common stock was valued at fair maker value on issuance totaling $36,400 and $39,200, respectively.

Share issuances in 2014:

On January 22, 2014, the Company issued 7,000,000 shares, valued at $1,250,000, to the Company’s President, Mr. Leontaritis as compensation for consultancy services provided in 2013. The $1,250,000 was accrued as of December 31, 2013.

On February 13, 2014, the Company issued 3,500,000 shares of common stock, valued at $625,000, the required share consideration under an acquisition agreement with Kapatos,completing the acquisition of the IPR - Socket-Fit.

On April 17, 2014, the Company issued 3,500,000 shares of common stock, valued at $1,125,000, the required share consideration under an acquisition agreement with Kapatos,completing the acquisition of the IPR – Smart Insole.

On November 28, 2014, the Company entered into a Debt Settlement and Subscription Agreement (the “Agreement”) with the President of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the Agreement Leontaritis agreed to accept 63,000,000 shares of the Company’s common stock at a price of US$0.00476 per share to settle a total of $300,000 of the debt including convertible note $124,971 (EUR€100,000). We recorded $15,582,387 loss on the debt settlement.

HCi Viocare

Notes to Financial Statements
(Unaudited)

Note 13 -   CAPITAL STOCK (continued)

Share issuances in 2014(cont’d):

On December 24, 2014, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with the President and controlling shareholder of the Company, Mr. Sotirios Leontaritis (“Leontaritis”).  Under the terms of the Agreement Leontaritis subscribed for a total of 933,331 shares of the Company’s common stock at a purchase price of $0.214 per share for total cash proceeds of $200,000.  The shares are subject to applicable resale restrictions.

As at June 30, 2015 and December 31, 2014 the Company has a total of 189,972,958 and 102,458,881 shares issued and outstanding, respectively.

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

Note 14 -   STOCK OPTIONS

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

The following table summarizes information concerning stock options outstanding as of June 30, 2015 and December 31, 2014:

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 14 -   STOCK OPTIONS (continued)

	June 30, 2015		December 31, 2014
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	-	-
Granted	-	-	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-	-
Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of June 30, 2015	-	$-

The Company recognized stock-based compensation expense allocated to research and development of $291,210 during the six months ended June 30, 2015 ($174,462 – June 30, 2014).

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
(Unaudited)

Note 14 -   STOCK OPTIONS (continued)

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

Note 15 – PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at June 30, 2015 was $3,701,575 in the U.S., $451,574 in Greece and $310,576 in the U.K. and at December 31, 2014 was $2,403,548 in the U.S., $231,800 in Greece and $226,800 in the U.K.

The provision for income taxes in US consists of the following:

	Six Months ended June 30,
	2015	2014
Current operations	$441,300	$90,000
Timing differences, Stock based compensation	-	-
Less, Change in valuation allowance	(441,300)	(90,000)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Six Months ended June 30,
	2015	2014
Current operations	$57,100	$26,300
Less, Change in valuation allowance	(57,100)	(26,300)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Six Months ended June 30,
	2015	2014
Current operations	$982,960	$359,980
Research and development	(966,220)	(355,650)
Less, Change in valuation allowance	(16,740)	(4,330)
Net refundable amount	$-	$-

HCi Viocare
Notes to Financial Statements
(Unaudited)
Note 15 – PROVISION FOR INCOME TAXES: (continued)

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015			December 31, 2014
	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$3,701,575	$451,574	$310,576	$2,403,548	$231,800	$226,800
Less, Valuation allowance	(3,701,575)	(451,574)	(310,576)	(2,403,548)	(231,800)	(226,800)
Net deferred tax asset	$-	$-	$-	$-	$-	$-

The Company has no tax position at June 30, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2015 or at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Note 16 -   SUBSEQUENT EVENTS

On July 8, 2015 the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the P&O clinic under development in Athens, Greece.

On July 24, 2015, the Company approved the issuance of 350,000 common shares for the services provided by Ms. Vasiliki Bountri, employee, in the form of stock awards which shall vest in accordance with the following schedule:

116,667 common shares shall vest as of the date of Grant (July 24, 2015);
116,667 common shares shall vest on the one year anniversary of the date of Grant (July 24, 2016); and,
116,666 common shares shall vest on the two year anniversary of the date of Grant (July 24, 2017).

On August 8, 2015 FINRA approved a seven (7) new for one (1) old forward split of our authorized and issued and outstanding shares of common.  A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 7, 2015.  Consequently, our authorized share capital increases from 100,000,000 to 700,000,000 shares of common stock and our issued and outstanding common stock increases accordingly, all with a par value of $0.0001.  Our preferred stock remains unchanged.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended June 30, 2015 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

HCi Viocare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of five additional technologies in P&O and wearable devices which were acquired from Dr. Kapatos as part of the extended technology applications of the insole technology discussed below. More specifically, the Company intends to launch three product extensions from this technology, known as Light-IS, W-Mode, and H-Cast during fiscal 2015 or early 2016.  These products require less research and development to get to market.   Remaining products that the Company plans to launch in 2015 and 2016 (SocketFit, A-Cone, D-Ring). SocketFit) will take a minimum of two years to get to market from the commencement of the research and development of the product.

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

On July 25, 2014, the Company entered into another Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of 300,000 Euros with an annual interest of 5%, and the Company agreed to repay the Facility within 5 years from the date of the loan agreement. If for any reason the Company fails to repay the loan facility on the due date, the Lender has the right to convert it into shares of the common stock of the Company at Three Cents in the lawful currency of the United States (USD $0.00429) per share.

On March 31, 2015 the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

On May 7, 2015, the Company entered into an agreement with HELLENIC AMERICAN SECURITIES S.A. (“HAS S.A.”) for a term of one year.

According to the respective agreement HAS S.A. shall provide its services and advice to the Company regarding the capital structure, industry strategy and similar matters, as well mergers and acquisitions under the Greek Law, an introduction of the Company’s securities to Greek and Foreign Investors, both Private and Institutional ones, as well as preparation of analyses for the Company which will be circulated to various websites and media groups.
HAS S.A. is a Public Limited Stock Brokerage Company, member of the Athens Stock Exchange and Athens Derivative Exchange, incorporated in Greece, with registered office in Athens.
HAS S.A. is entitled to the following consideration under the Agreement:

1.	$3,000 per month or its current equivalent in Euro, plus applicable VAT, payable monthly on the first day of the month, for each quarter;
2.
Issuance of 168,000 restricted shares of the Company’s common stock quarterly (the “Shares”), payable in monthly installments as to 56,000 shares per month, to be issued and delivered within 10 days after the 1st day of each month.

On March 18, 2015 the Company entered into a Trademark Assignment and Conveyance Agreement (“Trademark Assignment”) with its CEO, President and Director, Mr. Sotirios Leontaritis in respect of the national trademark “viocare” No. 223133 registered for protection in classes 10, 12 and 44 in Greece.

The aforementioned trademark was granted to Mr. Leontaritis on October 11, 2013 and is valid for a period of 10 years from the date of grant.  On June 5, 2015 the Trademark Assignment was filed with the Greek Trademarks office for processing.  The assignment of the trademark is expected to take 4 to 5 months from the date of filing to come into full force and effect. Mr. Leontaritis received no compensation for the Trademark Assignment.

On June 11, 2015, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of €150,000 with an annual interest of 5%, payable on maturity, and the Company agreed to repay the loan within 5 years from the date of the loan agreement.

On July 8, 2015 the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the P&O clinic under development in Athens, Greece.

On August 8, 2015 FINRA approved a seven (7) new for one (1) old forward split of our authorized and issued and outstanding shares of common.  A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 7, 2015.  Consequently, our authorized share capital increases from 100,000,000 to 700,000,000 shares of common stock and our issued and outstanding common stock increases accordingly, all with a par value of $0.0001.  Our preferred stock remains unchanged.  All share and per share figures contained herein reflect the impact of the forward split.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.hciviocare.com/

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2015 and 2014

We have incurred losses since inception. We generated $26,793 and $37,209 in revenues from operations and $7,225 and $13,290  in cost of goods sold for the three and six months ended June 30, 2015, respectively,  and $nil in revenue and costs of goods sold for the same period ended June 30, 2014.  Operating expenses for the three and six months ended June 30, 2015 were $ 5,475,333 and $$6,080,601, respectively, compared to $1,448,327 and $2,161,491 for the three and six months period ended June 30, 2014, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenues
Sales	$26,793	$-	$37,209	$-
Cost of goods sold	7,225	-	13,290	-
Gross Profit	19,568	-	23,919	-

Operating Expenses
Depreciation	7,581	377	12,564	377
Office rent	34,906	14,907	73,556	19,210
Office expenses	39,999	25,066	98,683	34,975
Consultancy Fees	50,587	36,372	83,643	74,230
Professional fees	564,155	20,835	614,294	38,118
Research and development	4,738,996	1,333,359	5,122,601	1,965,596
Travel and entertainment	39,109	17,411	75,260	28,985
Total Operating Expenses	5,475,333	1,448,327	6,080,601	2,161,491

Loss from Operations	(5,455,765)	(1,448,327)	(6,056,682)	(2,161,491)

Other Income (Expenses)
(Loss) on debt settlement	(1,804,704)	-	(1,804,704)	-
Gain (Loss) on foreign currency transaction	(5,419)	(1,270)	(211)	(1,694)
Interest Expenses due to related party	(351,162)	(3,860)	(375,592)	(3,860)
Total Other Income (Expenses)	(2,161,285)	(5,130)	(2,180,507)	(5,554)

Loss before Provision for Income Tax	(7,617,050)	(1,453,457)	(8,237,189)	(2,167,045)

Provision for Income Tax	-	-	-	-

Net Loss	$(7,617,050)	$(1,453,457)	$(8,237,189)	$(2,167,045)

Basic and fully diluted loss per share	$(0.06)	$(0.04)	$(0.07)	$(0.06)

Weighted average shares outstanding	135,936,654	37,871,701	119,458,752	34,890,191

Comprehensive Income (Loss) :
Net loss	$(7,617,050)	$(1,453,457)	$(8,237,189)	$(2,167,045)
Effect of foreign currency translation	(13,641)	(743)	37,390	(699)
Comprehensive Loss	$(7,630,691)	$(1,454,200)	$(8,199,799)	$(2,167,744)

Research and development expense:

The significant increase in the research and development expense was due to issuance of 7,000,000 shares of common stock to Kapatos valued at fair market value on issuance totaling $4,550,000 during the six month period ended June 30, 2015.

Research and development expense in the three and six months ended June 30, 2015 included $59,660 and $291,210 in stock-based compensation, respectively, compared to $174,482 and $174,482 in the three and six months ended June 30, 2014, respectively.

Professional fee:

The significant increase in professional fees was due to issuance of 700,000 shares of common stock to Kardaras was valued at fair market value on issuance totaling $450,000 during the three and six month period ended June 30, 2015.

Office expenses, professional fees and travel and entertainment expenses had a substantial increase in operating expenses due to primarily the result of the Company’s commencement of operations in the healthcare innovation sector in the field of technology development and marketing of prosthetics and orthotics (P&O), and preparations for the operation of P&O total rehabilitation clinics

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2015, we had $201,576 cash on hand ($408,252 – December 31, 2014) and liabilities of $390,324 from accounts payable and accrued expenses (including amounts due to related parties) ($197,345 – December 31, 2014), as well as $436,765 in advances from related parties ($393,044 – December 31, 2014) and $166,426 from long-term loans payable received in the six months ended June 30, 2015.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s President of $235,150 in 2015 and $132,336 in 2014, and has closed private placements in the amount of $201,594 during the six months ended June 30, 2015.  These amounts contribute to our ongoing operating expenses and  obligations until such time as the Company can conclude a larger equity based financing, anticipated before the close of fiscal 2015.

The Company expects it will need to raise a total of $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company plans to undertake a registration statement or bond offering to raise a total of $15,000,000 which it hopes to file prior to the end of the third quarter. In the interim, the Company is seeking equity private placements with which to fund operations until such time as it can file and clear the registration statements.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $8,237,189 and $2,167,045 for the six months ended June 30, 2015 and 2014, respectively and had a retained deficit of $28,953,978. In addition, the Company had a working capital deficiency of $460,830 and a stockholders' deficit of $508,261 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period September 2013 through June 30, 2015, the Company relied heavily for its financing needs on its CEO, President and director, Mr. Sotirios Leontaritis.  The Company is actively seeking alternative financing sources.

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi Viocare has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi Viocare very doubtful.  In addition the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of one or more technologies, the ongoing operation of a P&O clinic in Glasgow as well as the opening of a new clinic planned for 2015 in Athens and ongoing research and development to bring new technologies to market.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended June 30, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 16, 2015, the Board of Directors of the Company appointed Yannis Levantis as a member of the Board of Directors of the Company.

Mr. Levantis received a BEng, Honors in Mechanical Engineering from the University of Manchester Institute of Science and Technology (UMIST) in 1997, an MSc in Computational and Experimental Stress Analysis from UMIST in 1998 and an MSc in Financial Management and Control from Aston Business School in 1999.  Mr. Levantis has worked for various large international conglomerates including Unilever, Johnson & Johnson, GlaxoSmithKline and Rolls Royce Plc.  and has extensive experience in definition and execution of strategy and roadmaps to support business strategy and drive operational efficiencies.   Over the most recent years Mr. Levantis has been employed as the Global IT director  (Rolls Royce PLC – Aerospace, Defence & Power Systems July 2011 to present and  GlaxoSmithKline, Pharmaceutical January 2008 to June 2011) undertaking such rolls as global SAP-ERP design and delivery, delivering IT strategy and IT enabled business transformation programs supporting various business functions including supply chain purchasing, finance, quality and HR and operating with annual budgets in excess of £20 million as well as other key management and financial planning solutions.

The Company believes that Mr. Levantis will be a valuable asset in developing a business strategy and mergers and acquisitions.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi Viocare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi Viocare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi Viocare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.19	Share purchase agreement between Sotirios Leontaritis and Hci Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.20	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.21	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.22	Private placement subscription agreement dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.23	Private placement subscription agreement dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
10.24	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015

10.25	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.26	The Addendums to the Consulting Agreements of 16.04.2014with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.27	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.28	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.29	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.30	The loan agreement dated June 11, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.31	The trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.32	The press release dated June 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	August 19, 2015	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)