Form 10-Q
period 2015-09-30
HCi Viocare
filed 2015-11-16
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

190,687,303 shares of common stock issued and outstanding as of November 13, 2015

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities and Exchange Commission on April 16, 2015.

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-26

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$117,364	$408,252
Accounts receivable	13,715	918
Other receivable	49,620	-
Inventory	6,497	6,750
Prepaid expenses (Note 5)	68,373	47,369
Total Current Assets	255,569	463,289

Long-term Assets
Property, plant and equipment, net (Note 6)	253,810	103,377

Total Assets	$509,379	$566,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$317,119	$115,527
Accounts payable and accrued expenses-related party (Note 11)	235,312	81,818
Loan from a related party (Note 11)	502,412	393,044
Convertible notes from a related party (Note 9 and Note 10)	-	(3,620)
Liability for unissued shares	117,440	-
Total Current Liabilities	1,172,283	586,769

Loan from a related party (Note 10)	168,237	-
Deferred taxes	197	202

Total Liabilities	1,340,717	586,971

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized;
190,089,627 shares issued and outstanding as of September 30, 2015
102,458,881 shares issued and outstanding as of December 31, 2014	19,009	10,246
Stock payable	155,000	-
Additional paid-in capital	28,419,062	20,632,647
Retained Deficit	(29,509,269)	(20,716,789)
Accumulated other comprehensive income	84,860	53,591
Stockholders' equity (deficiency)	(831,338)	(20,305)
Total Liabilities and Stockholders' Equity (Deficiency)	$509,379	$566,666
See Notes to Consolidated Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Revenues
Sales	$17,539	$17,562	$54,748	$17,562
Cost of goods sold	16,109	16,390	29,399	16,390
Gross Profit	1,430	1,172	25,349	1,172

Operating Expenses
Depreciation	14,907	2,724	27,471	3,101
Office rent	24,580	15,768	98,136	34,978
Office expenses	180,068	15,701	278,751	50,676
Consultancy Fees	65,174	35,342	148,817	109,572
Professional fees	163,299	37,198	777,593	75,316
Research and development	72,324	354,397	5,194,925	2,319,993
Travel and entertainment	33,765	21,238	109,025	50,223
Total Operating Expenses	554,117	482,368	6,634,718	2,643,859

Loss from Operations	(552,687)	(481,196)	(6,609,369)	(2,642,687)

Other Income (Expenses)
(Loss) on debt settlement	-	-	(1,804,704)	-
Gain (Loss) on foreign currency transaction	401	29,295	190	27,601
Interest Expenses due to related party	(2,095)	(34,314)	(377,687)	(38,174)
Total Other Income (Expenses)	(1,694)	(5,019)	(2,182,201)	(10,573)

Loss before Provision for Income Tax	(554,381)	(486,215)	(8,791,570)	(2,653,260)

Provision for Income Tax	(910)	-	(910)	-

Net Loss	$(555,291)	$(486,215)	$(8,792,480)	$(2,653,260)

Basic and fully diluted loss per share	$(0.00)	$(0.01)	$(0.06)	$(0.07)

Weighted average shares outstanding	189,980,567	38,525,550	143,224,347	36,115,296

Comprehensive Income (Loss):
Net loss	$(555,291)	$(486,215)	$(8,792,480)	$(2,653,260)
Effect of foreign currency translation	(6,121)	7,164	31,269	6,465
Comprehensive Loss	$(561,412)	$(479,051)	$(8,761,211)	$(2,646,795)

See Notes to Consolidated Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Operating Activities
Net loss	$(8,792,480)	$(2,653,260)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	4,550,000	1,750,000
Stock option vested gradually	291,210	411,158
Shares issued for stock award	533,335	-
Shares issued for services provided	193,040	-
Amortization of beneficial conversion feature	368,273	36,228
Loss on debt settlement	1,804,704
Gain on foreign currency transactions	(30,391)	(27,601)
Depreciation	27,471	3,101
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(12,820)	16,037
Decrease (Increase) in prepaid expense	(29,055)	(19,148)
Decrease (Increase) in other receivable	(49,620)
Decrease (Increase) in inventory	87	(178)
Increase (Decrease) in corporate taxes	-	(4,872)
Increase (Decrease) in accounts payable and accrued expenses	221,750	98,290
Increase (Decrease) in accounts payable and accrued expenses, related party	157,825	160,116
Net cash used by operating activities	(766,671)	(230,129)

Investing Activities
Office furniture	(22,419)	(7,151)
Computer & equipment	(9,255)	(5,610)
Plant and machine	(1,343)	-
Lab equipment	(41,867)	-
Leaseholder improvement	(110,597)	(34,148)
Cash acquired from business combination	-	2,929
Net cash (used) by investing activities	(185,481)	(43,980)

Financing Activities
Loans from related parties	301,526	402,697
Proceeds from private placement	356,594	-
Net cash provided by financing activities	658,120	402,697

Increase (decrease) in cash	(294,032)	128,588

Cash at beginning of period	408,252	-
Effects of exchange rates on cash	3,144	(1,188)
Cash at end of period	$117,364	$127,400

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Convertible notes converted to shares	$326,619	$-
Interest payable converted to shares	12,113	-
Accounts receivable acquired from business combination	-	(17,603)
Inventory acquired from business combination	-	(6,799)
Prepaid expenses acquired from business combination	-	(574)
Computer & Equipment acquired from business combination	-	(731)
Accounts payable acquired from business combination	-	5,240
Accounts payable from related parties acquired from business combination	-	22,401
Corporate tax from related parties acquired from business combination	-	5,044
Deferred tax from related parties acquired from business combination	-	219
Advances from related party, converted to loan	-	136,482

See Notes to Consolidated Financial Statements

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

HCi Viocare ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year end.

The Company has not yet generated significant revenues from planned principal operations and is considered a start-up enterprise. The Company was formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares of the Company and there was a change in the Board of Directors of the Company, effecting a change in control of the Company. The business of the Company remains in the field of medical devices and other opportunities related to their uses. We are currently engaged in the technology development and licensing of bioengineering innovations for the health, sports and wellness sectors, and we intend to be engaged in the operation of prosthetic and orthotic (P&O) total rehabilitation clinics.

On January 15, 2014, the Company incorporated two wholly-owned subsidiaries in Scotland, U.K., HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited. The Company intends to operate in Scotland under these two subsidiaries, one of which will undertake the development and marketing of technologies and the other which is a P&O clinic, which will serve as the centre of reference and training for the company’s further clinics.

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

On April 16, 2014, through our wholly owned subsidiary HCi Viocare Technologies Limited, we acquired all rights and interest in and to the background Intellectual Property Rights (“IPR”) for a developing technology known as “Smart Insole”.  The Smart Insole system is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole that can wirelessly communicate with connected devices.  The insole has a number of applications, including the mitigation of diabetic foot complications, such as ulceration, infection and amputation, in clinical gait analysis and in sports, as a wearable device to help athletes optimize their performance and prevent injury. The sensing system is very low cost, compared to traditional pressure sensing technologies, in our opinion making such applications affordable to the consumer for the first time.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND (continued)

On June 9, 2014, the Company, through our wholly owned subsidiary, HCi Viocare Clinics, acquired W D Spence Prosthetics Limited (the “Clinic”). The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics and orthotics clinic. The acquisition of the Clinic is the first step to the Company’s and HCi Viocare Clinics’ intention to develop the first chain of prosthetics and orthotics (P&O) and diabetic foot rehabilitation  clinics in the European market, covering Southern Europe, the Middle East and North Africa.

On March 31, 2015 the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

On July 8, 2015 the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the P&O clinic under development in Athens, Greece.

On August 8, 2015 FINRA approved a seven (7) new for one (1) old forward split of our authorized and issued and outstanding shares of common.  A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 7, 2015.  Consequently, our authorized share capital increased from 100,000,000 to 700,000,000 shares of common stock and our issued and outstanding common stock increased accordingly, all with a par value of $0.0001.  Our preferred stock remained unchanged.  All share and per share figures contained herein reflect the impact of the forward split.

Note 2 - GOING CONCERN

The Company incurred net losses of $8,792,480 and $2,653,260 for the nine months ended September 30, 2015 and 2014, respectively and has a retained deficit of $29,509,269. In addition, the Company had a working capital deficiency of $916,714 and a stockholders' deficit of $831,338 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 9.

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

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi Viocare and its wholly-owned subsidiaries, HCi Viocare Technologies Limited, HCi Viocare Clinics UK Limited and HCi Viocare Clinics (Hellas) S.A. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine - month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the nine months ended September 30, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $5,194,925 and $2,319,993 for the nine months ended September 30, 2015 and 2014, respectively.

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the nine months ended September 30, 2015 and December 31, 2014, respectively, however, since the Company reflected a net loss in the nine months ended September 30, 2015 and in the fiscal year ended December 31, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

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

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of September 30, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2015	December 31, 2014
Office lease	$52,730	$21,687
Professional fees	5,500	17,000
Travel advances and other expenses	10,143	8,682
Total prepaid expense	$68,373	$47,369

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At 1 January, 2014	$-	$-	$-	$-	$-	$-	$-
Additions - purchase	34,148	7,151	12,702	62,123	-	-	116,124
Additions - business combination	-	-	731	-	-	-	731
Foreign exchange	(3,927)	(798)	(910)	(1,341)	-	-	(6,976)
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879

Additions - purchase	110,597	22,419	9,255	-	1,343	41,867	185,481
Foreign exchange	(2,121)	1,911	(1,268)	(4,703)	(26)	(1,370)	(7,577)
At September 30, 2015	138,697	30,683	20,510	56,079	1,317	40,497	287,783

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Amortization
At 1 January, 2014	$-	$-	$-	$-	$-	$-	$-
Charge for the period	1,684	770	647	-	-	-	3,101
At September 30, 2014	1,684	770	647	-	-	-	3,101
					-	-
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502
Charge for the period	10,187	3,295	3,533	8,666	55	1,735	27,471
At September 30, 2015	$13,486	$4,627	$4,873	$9,197	$55	$1,735	$33,973

Carrying Amounts
At December 31, 2014	$26,922	$5,021	$11,183	$60,251	$-	$-	103,377
At September 30, 2015	$125,211	$26,056	$15,637	$46,882	$1,262	$38,762	253,810

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and Computer and Equipment is amortized over three years.

Vehicles are amortized over five years.

Plant and machine equipment and lab equipment is amortized over 4 years.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 7 - PATENTED TECHNOLOGY

(1)	Socket-Fit

On February 12, 2014, the Company, through our wholly owned Scottish subsidiary, HCi Viocare Technologies Limited (“Viocare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and Viocare (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”.

Consideration for the acquisition by Viocare of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the Intellectual Property Rights (“IPR”) and know how to develop and exploit the IPR was the issuance of 3,500,000 shares of the common stock of the Company to Kapatos valued at fair market value at issuance of $625,000 or $0.1786 per share.  The Company recorded the $625,000 as research and development expenses during the three-month period ended March 31, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

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

The issuance of 7,000,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $4,550,000 or $0.65 per share. The Company recorded the $4,550,000 as research and development expenses during the nine months ended September 30, 2015 due to the fact that Mr. Kapatos is a related party to the Company.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 8 - OFFICE LEASE

Office in UK

On February 19, 2014 the Company leased office space in Glasgow, United Kingdom on a three-month renewable term, commencing on February 20, 2014 and initially ending on May 31, 2014. The per month rental fee is $914 (GBP 549) plus applicable taxes and can be renewed at any time prior to each three-month lease term ending date. During the period ended December 31, 2014, the monthly rental fee increased to $1,462 (GBP 930) plus applicable taxes when the Company elected to lease a larger office space within the same facility.

This lease was terminated during April 2015 and the deposit was repaid during May 2015.

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,724 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of September 30, 2015, $3,370 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $7,000 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,120 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $14,000 (EUR €12,465) as deposit in the prepaid account.

On September 10, 2015 the terms of the lease were amended to include the following provisions:

-	Effective September 1, 2015, the monthly rental fee shall be reduced to $3,500 (EUR €3,116) for a period of 12 months ending August 31, 2016.

-
In the event that the Lessee commences leasehold improvements prior to August 31, 2016, it shall inform the Lessor respectively and pay retroactively the remaining balance of the total amount of monthly rental in full from the period commencing September 1, 2015, as if they have not been reduced;

-	In the event that the Company does not proceed with leasehold improvements in the 12-month period, the lease agreement will terminate and the Lessor with retain the deposit.

-	The Lessor until such time as the leasehold improvements commence, may at any time and without indemnity terminate the lease agreement with a 30-day prior written notice to the Lessee.

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$30,333 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$60,666 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$60,666 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$45,500 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$60,666 (GBP £40,000) per annum (exclusive of VAT).

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 8 - OFFICE LEASE (continued)

Under the term of the lease agreement, the Company paid a total of $30,333 (GBP £20,000) as deposit in the prepaid account.

Prepaid expense relating to the office leases consists of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	16,738	3,107
Addition – 10-month rental	20,963	-
Expensed rental fee during the fiscal year ended December 31, 2014	(20,620)	-
Foreign exchange	1,717	(218)
As of December 31, 2014	18,798	2,889
Addition – deposit	-	30,794
Addition – next month rent fee		5,080
Refund on deposits	-	(2,919)
Foreign exchange	(1,453)	(459)
As of September 30, 2015	$17,345	$35,385

Note 9 - CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

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

Interest expenses:

	For the three month period		For the nine month period
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization of debt discount	$-	$15,036	$368,273	$15,036
Interest at contractual rate	-	1,524	6,883	1,524
Totals	$-	$16,560	$375,156	$16,560

The following table summarizes the balance of the convertible notes on the balance sheets as of September 30, 2015 and December 31, 2014:

Balance, December 31, 2013	$-
Gross principal amount	540,193
Converted to shares	(124,971)
Foreign exchange	(50,569)
Balance, December 31, 2014	$364,653
Converted to shares	(326,619)
Foreign exchange	(38,034)
Balance, September 30, 2015	$-
Unamortized discount	$-

HCi Viocare
Notes to Financial Statements
(Unaudited)

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

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$44,980) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$30,333) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$60,666) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Professor Martha Lucia Zequera was not renewed upon its expiration date.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$30,333) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$60,666) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with William Spence was not renewed upon its expiration date.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 11 -   COMMITMENTS (continued)

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$91,000) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments. During the period ended June 30, 2015 Mr. Spence resigned as the Director of Clinical Operations and his annual contract was not renewed.

(4)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$45,500) per year payable monthly in arrears on the last Friday of every month by credit transfer.

HCi Viocare
Notes to Financial Statements
(Unaudited)
Note 11 -   COMMITMENTS (continued)

(5)	Consulting Agreement with Hellenic American Securities S.A.

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

(6)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR$2,000 per month.

Note 12 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the nine months ended September 30, 2015 and 2014:

Services provided from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consulting fees from CEO and President (i)	$15,000	$15,000	$45,000	$45,000
Consulting fees from a Director (ii)	11,110	13,290	33,434	36,140
Professional fees from CFO (iii)	-	-	-	5,484
Professional fees from Director (iv)	3,333	3,974	10,030	12,200
Research and development from Director (v)	11,570	25,146	57,260	33,500
Stock award granted to Director (iv)	-	-	450,000	-
Consulting fees for VP (vii)	2,230	-	2,230	-
Consulting fees for COO (viii)	11,625		34,470	-
	$54,868	$57,410	$632,424	$132,324

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

(vi)	On June 16, 2015, the Board of Directors of the Company appointed Yiannis Levantis as a member of the Board of Directors of the Company.
(vii)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR$2,000 per month.

(viii)
On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$45,500) per year payable monthly in arrears on the last Friday of every month by credit transfer.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 12 -   RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2014 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, September 30, 2015 ($)
Consulting fees from CEO and President (i)	80,602	45,000	125,900	(12,112)	(5,199)	234,191
Consulting fees from a Director (ii)	-	33,434	-	(33,434)	-	-
Professional fees from Director (iv)	1,216	10,030	-	(10,125)	-	1,121
Research and development from Director (v)	-	57,260	-	(57,260)		-
Consulting fees for VP (vii)	-	2,230	-	(2,230)	-	-
Consulting fees for COO (viii)	-	34,470		(34,470)		-
	81,818	182,424	125,900	(149,631)	(5,199)	235,312

Advances from related parties:

	Balance, December 31, 2014 ($)	Addition ($)	Foreign exchange ($)	Balance, September 30, 2015 ($)
CEO and President (i)	393,044	85,032	5,170	483,246
COO (viii)	-	19,536	(370)	19,166

Loan Agreement from related parties (ref Note 9 – Convertible Notes)

	Balance, December 31, 2014 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, September 30, 2015 ($)
CEO and President (i)	364,653	166,426	(326,619)	(36,223)	168,237

HCi Viocare
Notes to Financial Statements
(Unaudited)

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

On May 28, 2015, the Company granted a stock award of 700,000 shares to Mr. Nikolaos Kardaras, a director and Secretary of the Company. The issuance of 700,000 shares of the common stock of the Company to Kardaras was valued at fair market value on issuance totaling $450,000 or $0.64 per share.

On May 28, 2015 the convertible note $326,619 (EUR € 300,000) plus accrued interest of $12,112 (EUR €11,125) was fully converted to 79,037,231 shares of common stock at $0.00429 per share.

On May 7, 2015 and June 1, 2015 the Company issued each of 56,000 shares of the common stock of the Company to Hellenic American Securities S.A under the consulting agreement. (ref Note 11(5)). The issuance of each 56,000 shares of the common stock was valued at fair maker value on issuance totaling $36,400 and $39,200, respectively.

On July 24, 2015, the Company approved the issuance of 116,667 common shares for the services provided by Ms. Vasiliki Bountri, employee, in the form of stock awards. The issuance of 116,667 shares of the common stock was valued at fair market value on issuance totaling $83,335.

HCi Viocare
Notes to Financial Statements
(Unaudited)
Note 13 - CAPITAL STOCK (continued)

Share issuances in 2014:

On January 22, 2014, the Company issued 7,000,000 shares, valued at $1,250,000, to the Company’s President, Mr. Leontaritis as compensation for consultancy services provided in 2013. The $1,250,000 was accrued as of December 31, 2013.

On February 13, 2014, the Company issued 3,500,000 shares of common stock, valued at $625,000, the required share consideration under an acquisition agreement with Kapatos, completing the acquisition of the IPR - Socket-Fit.

On April 17, 2014, the Company issued 3,500,000 shares of common stock, valued at $1,125,000, the required share consideration under an acquisition agreement with Kapatos, completing the acquisition of the IPR – Smart Insole.

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

As at September 30, 2015 and December 31, 2014 the Company has a total of 190,089,627 and 102,458,881 shares issued and outstanding, respectively.

Stock Payable

During the period ended September 30, 2015, the Company received a share subscription from an investor for a total of 267,241 shares of the Company’s common stock at a purchase price of US$0.58 per share for total cash proceeds of US$155,000.  As at September 30, 2015 the shares had not yet been issued and this amount is recorded on the Company’s balance sheet as Stock Payable.

Liability for Unissued Shares

On July 1, 2015, August 1, 2015 and September 1, 2015 under the terms of their contract with the Company, Hellenic American Securities S.A shall receive payments of 56,000 shares of Company’s common stock respectively (ref Note 11(5)). As at September 30, 2015 a total of 168,000 shares had not yet been issued and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the total amount of $117,400.

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
Notes to Financial Statements
(Unaudited)
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

The following table summarizes information concerning stock options outstanding as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	-	-
Granted	-	-	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-	-
Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of September 30, 2015	-	$-

The Company recognized stock-based compensation expense allocated to research and development of $291,210 during the nine months ended September 30, 2015 ($411,158 – September 30, 2014).

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

Note 15 – PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at September 30, 2015 was $3,974,966 in the U.S., $587,160 in Greece and $383,656 in the U.K. and at December 31, 2014 was $2,403,548 in the U.S., $231,800 in Greece and $226,800 in the U.K.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 15 – PROVISION FOR INCOME TAXES: (continued)

The provision for income taxes in US consists of the following:

	Nine Months ended September 30,
	2015	2014
Current operations	$534,200	$200,400
Timing differences, Stock based compensation	-	-
Less, Change in valuation allowance	(534,200)	(200,400)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Nine Months ended September 30,
	2015	2014
Current operations	$92,000	$36,300
Less, Change in valuation allowance	(92,000)	(36,300)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Nine Months ended September 30,
	2015	2014
Current operations	$1,012,000	$384,800
Research and development	(980,600)	(374,500)
Less, Change in valuation allowance	(31,400)	(10,300)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015			December 31, 2014
	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$3,974,966	$587,160	$383,656	$2,403,548	$231,800	$226,800
Less, Valuation allowance	(3,974,966)	(587,160)	(383,656)	(2,403,548)	(231,800)	(226,800)
Net deferred tax asset	$-	$-	$-	$-	$-	$-

The Company has no tax position at September 30, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2015 or at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

HCi Viocare
Notes to Financial Statements
(Unaudited)

Note 15 – PROVISION FOR INCOME TAXES: (continued)

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets. Tax years since inception to fiscal year ended December 31, 2014 have been filed and are still open for examination by the taxing authorities.

Note 16 - SUBSEQUENT EVENTS

On October 7, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 200,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$100,000.00. The shares are subject to applicable resale restrictions.

On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term  to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 68,250) per year.

On November 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with private individuals (the “Individuals”). Under the terms of the Agreement the Individuals subscribed for a total of 130,435 shares of the Company’s common stock at a purchase price of EUR0.46 per share for total cash proceeds of EUR60,000. The shares are subject to applicable resale restrictions.

On November 6, 2015 the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 56,568 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$28,284. The shares are subject to applicable resale restrictions.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended September 30, 2015 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 16, 2015. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares of the Company and there was a change in the Board of Directors of the Company, effecting a change in control of the Company. The business of the Company remains in the field of medical devices and other opportunities related to their uses. We are currently engaged in the technology development and licensing of bioengineering innovations for the health, sports and wellness sectors, and we intend to be engaged in the operation of prosthetic and orthotic (P&O) total rehabilitation clinics.

On February 12, 2014, the Company, through our newly incorporated Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Christos Kapatos, a director of both the Company and HCi Viocare Technologies (“Kapatos”), to acquire all rights and interest in and to a patented technology known as “Socket-Fit”.  Socket-Fit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for patients, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.  Socket-Fit is a digital system for assessing an amputee’s residual limb and for the production of truly functional and comfortable prosthetic sockets.    The technology takes account of the external and internal geometry of the amputee’s stump, the biomechanical properties of each individual soft tissue layer and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb making it possible to produce an accurate, functional and comfortable prosthetic socket.   By minimizing the time and cost of socket production and reducing the number of faulty sockets there will be a reduction in costs incurred by health services and insurance companies worldwide as well as benefits to the amputee.    The Company intends through the acquisition of the background intellectual property rights (“IPR”) to undertake and fund, through its U.K. subsidiary, a project as defined in the Acquisition Agreement to improve the nature of the data used in socket modeling software with a view to creating a system that will enable prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and can be marketed and used across the industry for improved socket creation.

HCi Viocare Technologies intends to fund any further development on the aforementioned innovative technology, as well as to complete the development of #additional technologies in P&O and wearable devices which were acquired from Dr. Kapatos as part of the extended technology applications of the insole technology discussed below. The company is seeking to operate a technology licensing model, collaborating with Global leading companies in their respective fields, to develop innovative products and receive royalties once they are launched. It is intended that such collaboration and licensing agreements be entered into during 2015 and 2016, with some products launching during 2016. Socket-Fit, however will take a minimum of two years to get to market from the commencement of the research and development of the product.

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

On April 16, 2014, the Company, through our Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi Viocare Technologies (“Kapatos”), to acquire all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”.  Kapatos has conceived and been working on a low-cost Smart Insole system, believed to be a state-of-the-art, pressure and shear (friction)-sensing insole that can wirelessly communicate with connected devices. . The insole has a number of applications, including the mitigation of diabetic foot complications, such as ulceration, infection and amputation, in clinical gait analysis and in sports, as a wearable device to help athletes optimize their performance and prevent injury. The sensing system is very low cost, compared to traditional pressure sensing technologies, in our opinion making such applications affordable to the consumer for the first time.

As the Company has pursued relationships with leading sports and medical device companies, it has become clear that the Smart Insole sensing technology has even more applications, and the company now intends to also co-develop a smart mattress, to help prevent pressure ulcers, and a low-cost bicycle power meter.

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

On December 10, 2014, the Company applied for three patents arising from the Company’s development of the Smart Insole IPR, to protect the essential workings of the technology, as well as it being used in a wide range of applications. The patent applications were submitted to the UK Patent Office by the patent and trade mark attorney firm JA Kemp of London, UK, thereby cementing the filing date for future application of the patents to overseas territories.

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

The aforementioned trademark was granted to Mr. Leontaritis on October 11, 2013 and is valid for a period of 10 years from the date of grant.  On June 5, 2015 the Trademark Assignment was filed with the Greek Trademarks office for processing.  The assignment of the trademark became effective August 4, 2015. t. Mr. Leontaritis received no compensation for the Trademark Assignment.

On June 11, 2015, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of EUR$150,000 with an annual interest of 5%, payable on maturity, and the Company agreed to repay the loan within 5 years from the date of the loan agreement.

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

On September 1, 2015 the Company appointed Mr. Sergios Katsaros as Vice President of the Company.

Mr. Katsaros is a valuable addition to the rapidly developing Company having worked in key positions for various large international conglomerates including Deutsche Börse AG, Mercedes – Benz Hellas, Alpha Private Bank and ASC Energy.

On September 1, 2015 the Company appointed Ms. Evaggelia Moschidou as Marketing Director of the Company.

Ms. Moschidou is responsible for the coordination of Marketing Communication and Strategy Planning sectors of the Company as well as its affiliates. Ms. Moschidou is a valuable addition to the Company having worked for over a decade in telecommunications sector –most recently for Sony Ericsson holding various business and marketing management positions.

On September 25, 2015 the opening of the Company’s new Research and Development (R&D) center together with its first Prosthetics and Orthotics (P&O) clinic in the UK took place in Glasgow, Scotland with an official ribbon cutting by Scotland’s First Minister, Nicola Sturgeon MSP. Additional information and updates on the Company’s Clinic and R&D center can be found at the new Glasgow clinic website: www.hci-viocare.co.uk and on Twitter: @HCiViocare

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.hciviocare.com/

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

We have incurred losses since inception. We generated $17,539 and $54,748 in revenues from operations and $16,109 and $29,399 in cost of goods sold for the three and nine months ended September 30, 2015, respectively, $17,562 in revenue and $16,390 costs of goods sold for the three and nine month periods ended September 30, 2014.  Operating expenses for the three and nine months ended September 30, 2015 were $554,117 and $6,634,718, respectively, compared to $482,368 and $2,643,859 for the three and nine month’ periods ended September 30, 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues
Sales	$17,539	$17,562	$54,748	$17,562
Cost of goods sold	16,109	16,390	29,399	16,390
Gross Profit	1,430	1,172	25,349	1,172

Operating Expenses
Depreciation	14,907	2,724	27,471	3,101
Office rent	24,580	15,768	98,136	34,978
Office expenses	180,068	15,701	278,751	50,676
Consultancy Fees	65,174	35,342	148,817	109,572
Professional fees	163,299	37,198	777,593	75,316
Research and development	72,324	354,397	5,194,925	2,319,993
Travel and entertainment	33,765	21,238	109,025	50,223
Total Operating Expenses	554,117	482,368	6,634,718	2,643,859

Loss from Operations	(552,687)	(481,196)	(6,609,369)	(2,642,687)

Other Income (Expenses)
(Loss) on debt settlement	-	-	(1,804,704)	-
Gain (Loss) on foreign currency transaction	401	29,295	190	27,601
Interest Expenses due to related party	(2,095)	(34,314)	(377,687)	(38,174)
Total Other Income (Expenses)	(1,694)	(5,019)	(2,182,201)	(10,573)

Loss before Provision for Income Tax	(554,381)	(486,215)	(8,791,570)	(2,653,260)

Provision for Income Tax	(910)	-	(910)	-

Net Loss	$(555,291)	$(486,215)	$(8,792,480)	$(2,653,260)

Basic and fully diluted loss per share	$(0.00)	$(0.01)	$(0.06)	$(0.07)

Comparison of the Three Months Ended September 30, 2015 and 2014

During the three months ended September 30, 2015 and 2015 gross profit remained relatively consistent at $1,430 for the current three months and $1,172 for the prior three month comparative period.  The Company’s new location for the Glasgow P&O clinic was in the process of renovation for much of the three month period ended September 30, 2015 and the Company expects to see improved sales revenue in the final quarter of fiscal 2015.

Period over period operating expenses totaling $554,117 in the current three months as compared to $482,368 in the prior three month period increased by approximately 15% however, the allocation of expenditures across key operating categories was substantively changed.  Over the comparative period research and development expenses decreased from $354,397 in the three months ended September 30, 2015 to $72,324 in the three months ended September 30, 2014 as the Company relocated its R&D facility in the current quarter impacting ongoing research activities.  In addition, several of the Company’s technology prototypes require substantively reduced expenditure in the current period as key development milestones have been met and the technologies are currently being offered in various forms to potential joint venture partners for commercialization.

Professional fees, consultancy fees and office expenses all experienced substantive increases period over period as the Company retained additional staff for its executive office and its Glasgow clinic and research facility, hired consultants to assist in the implantation of its business plan and incurred additional professional expenses with respect to required filings as a publicly traded company.  Additionally, during the three month period ended September 30, 2015 the Company expensed $83,335 as office expense with respect to a stock award issued to administrative support staff, with no similar expense in the prior comparative period, and $117,400 as professional fees with respect to shares issuable under a consulting contract, with no similar expense in the prior comparative period.

Losses from operations totaled $552,687 during the three months ended September 30, 2015 as compared to $481,368 in the three months ended September 30, 2014, with net losses of $555,291 and $486,215 respectively.

Comparison of the Nine Months Ended September 30, 2015 and 2014

During the nine months ended September 30, 2015 and 2015 gross profit totaled $25,349 and $1,172 respectively.  The Company acquired the operating clinic at the close of the second fiscal quarter of 2014, and the increase in profit period over period is related to the Company’s operation of the clinic for a period of nine months in the current fiscal year, as compared to only three months in the prior fiscal year.

Period over period operating expenses totaling $6,634,718 in the current nine months as compared to $2,643,859 in the prior nine month period increased by approximately 150% predominantly as a result of substantively increased research and development expenses, professional fees and consulting expenses.  Over the comparative period research and development expenses increased from $2,319,993 (of which a total of $1,750,000 relates to the market value of the issuance of 7,000,000 shares to acquire certain intellectual property from an officer of the Company) to $5,194,925 in the most recent nine months ended September 30, 2015 (of which a total of $4,550,000 relates to the market value of the issuance of 7,000,000 shares with respect to the acquisition of certain intellectual property from an officer of the Company).  The substantial increase in professional fees period over period from $75,316 (2014) to $777,593 (2015) is predominantly related to the issuance of a stock award of 700,000 shares to an officer of the Company valued at $450,000, as well as an expense of $193,000 related to the issuance of 280,000 shares in respect of a consulting agreement between the Company and Hellenic American Securities, with no comparative expenses in the prior nine month period ended September 30, 2014.   The increase to office expenses over the comparative nine month periods from $50,676 (2014) to $278,751 (2015) is directly related to an increase in staff and overhead as the Company continued to execute its business plan, and an expense of $83,335 with respect to a stock award issued to administrative support staff, with no similar expense in the prior comparative nine month period.  Travel and entertainment and consultancy fees also increased period over period as the Company commenced discussions with commercial partners for its various applications of the insole technology.

Losses from operations totaled $6,609,369 during the nine months ended September 30, 2015 as compared to $2,642,687 in the nine months ended September 30, 2014, with net losses of $8,792,480 and $2,653,260 respectively.  Other expenses during the nine months ended September 30, 2015 reflect a loss on settlement of certain loans and advances by way of the issuance of shares of common stock totaling $1,804,704, with no similar expense during the prior comparative nine month period, and a substantive increase to interest expenses during the current period from $38,174 (2014) to $377,687 (2015.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2015, we had $117,364 cash on hand ($408,252 – December 31, 2014) and liabilities of $552,431 from accounts payable and accrued expenses (including amounts due to related parties) ($197,345 – December 31, 2014), as well as $502,412 in advances from related parties ($393,044 – December 31, 2014) and $168,237 from long-term loans payable received in the nine months ended September 30, 2015.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s Executive Officers of $310,526 in 2015 and $402,697 in 2014, and has closed private placements in the amount of $356,694 during the nine months ended September 30, 2015.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the first quarter of fiscal 2016.

The Company expects it will need to raise a total of $5,000,000 to $15,000,000 to fund its proposed operations for the next twelve to thirty-six months, including the planned expansion of its Viocare Clinics to add up to 5 additional site locations . It intends to fund operations by a combination of related party loans, debt financing and equity placements. The Company plans to undertake a registration statement or bond offering to raise a total of $5,000,000 which it plans to file during the first quarter of fiscal 2016.  In the interim, the Company is seeking equity private placements from qualified investors with which to fund operations until such time as it can secure alternate financing arrangements.  The Company is also seeking joint venture partners for its various Insole technology applications as a further means to fund ongoing commercialization efforts.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $8,792,480 and $2,653,260 for the nine months ended September 30, 2015 and 2014, respectively and had a retained deficit of $29,509,269. In addition, the Company had a working capital deficiency of $916,714 and a stockholders' deficit of $831,338 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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

During the period September 2013 through September 30, 2015, the Company relied heavily for its financing needs on its CEO, President and director, Mr. Sotirios Leontaritis.  The Company is actively seeking alternative financing sources.

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi Viocare has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi Viocare very doubtful.  In addition, the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of one or more technologies, the ongoing operation of a P&O clinic in Glasgow, the opening of a new clinic planned for 2016 in Athens, as well as other strategically placed P&O clinics, as well as ongoing research and development to bring new technologies to market.

In the past we have relied on advances from our president and private placements to cover our operating costs. There can be no assurance that our president will continue to fund the Company or that any other capital will be available if and when required from qualified investors.   Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no commitments or agreements with respect to the acquisition of any business venture, however, we are currently looking at a number of business opportunities in the medical field. There can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended September 30, 2015.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 On November 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with private individuals (the “Individuals”). Under the terms of the Agreement the Individuals subscribed for a total of 130,435 shares of the Company’s common stock at a purchase price of EUR0.46 per share for total cash proceeds of EUR60,000 (US$66,150). The shares are subject to applicable resale restrictions.

On November 6, 2015 the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 56,568 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$28,284. The shares are subject to applicable resale restrictions.

Exemption From Registration. The shares of Common Stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 1, 2015, the Board of Directors of the Company appointed Mr. Sergios Katsaros as Vice President of the Company.

Mr. Katsaros received a MEng Honours in Electrical and Electronic Engineering from the University of Bristol in 1998 and a MBA in International Business from the University of Bristol in association with École Nationale des Ponts et Chausses (ENPC), France, in 2000. Mr. Katsaros has worked for various large international conglomerates including Deutsche Börse AG, Mercedes – Benz Hellas, Alpha Private Bank and ASC Energy. Mr. Katsaros has held various key positions in these business entities including the position of Key Account Manager. Over the recent years Mr. Katsaros has worked in the financial sector as a private banker handling relationship management and sales and also as an asset manager in cooperation with various Swiss entities. Mr. Katsaros also has significant experience having served as a team leader in the energy sector in the areas of business development and oil arbitrage.

The Company believes that Mr. Katsaros will be a valuable addition to the team as we continue to develop our business strategy, strengthen our position in the global market and increase corporate visibility.

On October 15, 2015 the Company entered into an addendum (the “Addendum”) to an employment agreement between the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK.  Under the terms of the Addendum, the term of the agreement shall be extended to September 30, 2016 and remuneration shall be increased to Forty-Five thousand GBP (£45,000) (USD$68,250) per annum.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change for the forward stock split filed with the Nevada Secretary of State on July 27, 2015 with an effective date of August 7, 2015.	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Marketing Research Agreement	Incorporated by reference to our Registration Statement
10.2	Loan Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated January 28, 2008.
.10.3	Subscription Agreement	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
10.4	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.5	Acquisition Agreement between HCi Viocare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.6	Acquisition Agreement between HCi Viocare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.9	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.10	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.11	Share Purchase Agreement between Mr. William Spence, Miss Catriona Ann Spence, and Mrs Eilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.12	Disclosure Letter dated June 10, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.13	Taxation Undertaking between Mr. William Spence, Miss Catriona Ann Spence, and MrsEilidh Isabel Malcolm, and HCi Viocare Clinics UK Limited, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.14	Agreement between HCi Viocare Clinics UK Limited and William Donald Spence, dated June 9, 2014	Incorporated by reference to our Form 8-K filed with the SEC on June 9, 2014
10.15	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.16	Loan Agreement between the Company and Sotirios Leontaritis dated June 10, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.17	Loan Agreement between the Company and Sotirios Leontaritis dated July 25, 2014	Incorporated by reference to our Form 10-Q filed with the SEC on August 19, 2014
10.18	Agreement between W.D. Spence Prosthetics Limited and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.19	Share purchase agreement between Sotirios Leontaritis and Hci Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.20	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.21	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.22	Private placement subscription agreement dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015

10.23	Private placement subscription agreement dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
10.24	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.25	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.26	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.27	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.28	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.29	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.30	Loan agreement dated June 11, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.31	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.32	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.33	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.34	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.36	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.37	Form of Private Placement Subscription Agreement between the Company and the Individuals	Filed herewith
10.38	Form of Private Placement Subscription Agreement between the Company and the Individual	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015.
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	November 16, 2015	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)