Form 10-K
period 2015-12-31
HCi Viocare
filed 2016-03-30
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), was approximately $21,631,432 based on the $0.70 per share (post 7 for 1 forward split retroactively impacted) which was the last selling price of the Company’s common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

191,912,461 shares of common stock issued and outstanding as of March 23, 2016

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
•
we currently have several technologies and product prototypes which require further development to commercialize its applications. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and commercialization of these technologies including the “Sensor” technology, the “Socketfit” technology and product applications derived from our “Smart Insole” product prototypes as well as our recently developed portable motion capture and gait analysis technology.

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

•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in the development of our technology or the acquisition of clinics; and
•	other risks and uncertainties related to our business strategy.

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

PART I

ITEM 1. BUSINESS

1.1 BACKGROUND

The address of our principal executive office is Kintyre House, 209 Govan Road, Glasgow G511HJ, Scotland, United Kingdom. Our telephone number is +44 141 370 0321. The Company’s web-site is http://www.hciviocare.com.

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System (“OTCQB”) under the symbol "VICA".

We were incorporated in the State of Nevada on March 26, 2007 as a company intending to sell medical devices in the northern regions of China. Our intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in northern China. We also intended to assist Chinese medical device manufacturers on the development of the North American market. The Company did not find suitable relationships with which to progress its business until it undertook a change in management in September 2013. With the change in management, the Company determined that it would initially concentrate on the development and marketing of medical devices in Europe, more particularly initially in Scotland, where management had identified several opportunities for entry into the markets for prosthetics and orthotics. We are currently engaged in healthcare innovation in the fields of prosthetics and orthotics (P&O), and we intend to be engaged in the operation of P&O total rehabilitation clinics. We have two wholly-owned Scottish subsidiaries: HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited.

On December 27, 2013, pursuant to approval of the Board of Directors and the majority stock holder on November 28, 2013 and November 29, 2013 respectively, the Company filed a Certificate of Amendment to the Articles of Incorporation of the Company for the purpose of clearly providing the directors of the Company with the authority to issue both common and preferred stock without approval by the stockholders and to grant the authority of the directors of the Company to issue such shares of common and/or preferred stock in one or more series, with such voting power, designation, preferences and rights or qualifications, limitations or restrictions as they may determine by resolution of the Board of Directors.

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

On the 15th of January, 2014, we formed our wholly-owned subsidiary, HCi Viocare Technologies Limited (“Viocare Technologies”), a corporation incorporated pursuant to the laws of Scotland, under registration number SC467480. Viocare Technologies undertakes research, development and commercialization of state of the art, new, innovative medical devices, methods and products in the fields of prosthetics, orthotics, rehabilitation, bioengineering, mobility, diabetes, diabetic foot, tissue mechanics, ultrasonics, medical signal processing and analysis, medical technology, orthopedics and robotic surgery. Viocare Technologies also plans to expand its research and development reach, to create a stable pipeline of new products and upgrades in the fields of prosthetics, orthotics, and diabetes.

On the 12th of February, 2014 we acquired intellectual property rights ("IPR”) over an innovative medical technology entitled ‘SocketFit’ from our Board Member Dr. Christos Kapatos, as well as over any additional technologies under development or that may be developed in the future. Consideration for the acquisition of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR, and know how to develop and exploit the IPR was the issuance of 3,500,000 shares of the common stock of the Company to Kapatos. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.

On March 21, 2014, the Company’s name changed from China Northern Medical Device, Inc. to HCi Viocare in regard to actions taken on November 28, 2013, when the Board of Directors of the Company approved, and recommended to the majority stockholder that they approve the name change. On November 29, 2013, the majority stockholder approved the name change by written consent in lieu of a meeting, in accordance with Nevada State Law. FINRA approved the name change with an effective date of March 21, 2014. Our trading symbol is “VICA”. We filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to HCi Viocare to be effective on March 21, 2014.

On April 17, 2014, the Company, through our Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi Viocare Technologies (“Kapatos”), to acquire all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”. Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear force sensing insole with an incorporated real-time global display application and a fully featured support web-space that suggests to the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to help mitigate diabetic foot complications, such as ulceration, infection and amputation

The competing insoles that were commercially available at this time can only monitor vertical pressure on the foot and not shear and have a significantly higher cost, and are intended for use in clinical or research environments.

As consideration for the acquisition:

•
HCi Viocare Technologies shall cause the parent Company to issue to Kapatos a total of 3,500,000 shares of the common stock of the Company on execution of the agreement and 3,500,000 shares of the common stock of the Company for each and every new version of the technology (new version to mean any update or improvement to the initial commercial product to be developed from the technology, after the commercial development of the first Market Ready Insole from the technology acquired, should the new version be developed to commercial market ready stage);

•
a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement (“Amendment of Acquisition Agreement”) dated April 17, 2014. Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of 7,000,000 restricted shares of the common stock of the Company as additional consideration for all other applications of the Smart Insole technology. Furthermore, under the terms of the Amendment of Acquisition Agreement no cash bonus shall be provided to Kapatos.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,625) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On May 1, 2015, the Company approved a one-year extension of the advisory agreements entered into with Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos which thereafter shall expire on April 15, 2016.

Further, on April 16, 2014, the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Professor Martha Lucia Zequera was not renewed upon its expiration.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Mr. William Spence was not renewed upon its expiration.

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

Also on June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$88,950) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments. During the period ended June 30, 2015 Mr. Spence resigned as the Director of Clinical Operations and his annual contract was not renewed.

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

The advisory board agreement entered into with William Spence was not renewed upon its expiration date.

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.

On January 1, 2015 the Company entered into a consulting agreement with an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the agreement, Mikulas Dylowicz shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. Mikulas Dylowicz shall receive monthly consideration of Euros €2,000 per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

On March 2, 2015 the Company announced the conclusion of a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015.

The building hosts the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalised care. This new facility serves as the centre of reference and training for the intended chain of Viocare P&O and diabetic foot centres across Europe, ensuring their adherence to British and International standards. The Company’s Technologies subsidiary occupies the first floor of the building to continue to develop its portfolio of bioengineering innovations.

On March 18, 2015 the Company entered into a Trademark Assignment and Conveyance Agreement (“Trademark Assignment”) with its CEO, President and Director, Mr. Sotirios Leontaritis in respect of the national trademark “viocare” No. 223133 registered for protection in classes 10, 12 and 44 in Greece.

The aforementioned trademark was granted to Mr. Leontaritis on October 11, 2013 and is valid for a period of 10 years from the date of grant.  On June 5, 2015 the Trademark Assignment was filed with the Greek Trademarks office for processing.  The assignment of the trademark became effective on August 4, 2015. Mr. Leontaritis received no compensation for the Trademark Assignment.

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

On June 11, 2015, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of EUR150,000 with an annual interest of 5%, payable on maturity, and the Company agreed to repay the loan within 5 years from the date of the loan agreement.

On July 8, 2015 the Company incorporated HCi Viocare Clinics (Hellas) S.A. in order to carry out operations for the P&O clinic under development in Athens, Greece.

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

On July 18, 2015 the Company appointed Mr. Yiannis Levantis as a member of the Board of Directors.

On September 1, 2015, the Board of Directors approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 per month.

Mr. Katsaros is a valuable addition to the rapidly developing Company having worked in key positions for various large international conglomerates including Deutsche Börse AG, Mercedes – Benz Hellas, Alpha Private Bank and ASC Energy.

On March 1, 2016 the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

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

On September 17, 2015, the Company notified its independent registered public accounting firm, Anderson Bradshaw PLLC (“Anderson Bradshaw”), that the Company had decided to change auditors and was therefore dismissing Anderson Bradshaw, effective immediately and appointed Heaton & Company, PLLC as the Company’s new independent registered public accounting firm.

On September 25, 2015 the official opening of the Company’s new Research and Development (R&D) center together with its first Prosthetics and Orthotics (P&O) clinic in the UK took place in Glasgow, Scotland with an official ribbon cutting by Scotland’s First Minister, Nicola Sturgeon MSP. Additional information and updates on the Company’s Clinic and R&D center can be found at the new Glasgow clinic website: www.hci-viocare.co.uk and on Twitter: @HCiVioClinic.

On February 1, 2016, the Company entered into a consulting agreement with Sitimo Ltd. for the development and expansion of its business and establishment of Prosthetics and Orthotics clinics in the region of South Eastern Europe as well as the Middle East. The Consultant undertakes to introduce the Company to the healthcare market of South Eastern Europe and Middle East.

The Agreement has a term of twelve (12) months and the Consultant is entitled to remuneration for the provision of services in the form of 100,000 shares of the common stock to be issued within thirty days from the enforcement of the Agreement.

On February 2, 2016, the Company entered into an Agreement with LXM Finance LLP (“LXM”), a company with a registered office in London, UK in order to be assisted with fund raising. LXM is member of LXM Group is a joint venture between the company’s management and the owners of the Libra Group, an international business group with operations spanning five continents and 30 locations worldwide. The group has a multi-billion dollar diversified investment portfolio with interests principally in shipping, aviation, hospitality, real estate and renewable energy.

On February 10, 2016, the Company entered into a consulting agreement with an individual  for the introduction of the Company to the healthcare market of Spain in view of the Company's plans to expand its clinics business and establish a Prosthetic and Orthotic Clinic in Spain. The Agreement has a six-month term ending on August 2, 2016, and the Consultant shall be remunerated with 50,000 shares of the Company's common stock.

On February 18, 2016, the Company entered into a consulting agreement with an individual for the introduction of the Company to the healthcare market of Middle East and specifically of Saudi Arabia in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in the Middle East. The Agreement has a six-month term ending on 18.8.2016 and the Consultant shall be remunerated with 200,000 shares of the common stock.

On February 19, 2016, the Company entered into a consulting agreement with an individual for the introduction of the Company to the healthcare market of Turkey in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in Turkey. The Agreement has a six-month term ending on 19.8.2016 and the Consultant shall be remunerated with 200,000 shares of the common stock.

Additional information on the Company’s activities, technologies and management team can be found at the Company’s website: http://www.hciviocare.com

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business – Research & Development and commercialization of technology for healthcare innovation including various athletic applications, and the operation of Prosthetics and Orthotics clinics.

The Company intends to exploit the growing need for high quality care and prevention in the growing population of the obese, diabetic, amputated and/or movement impaired through development of:

-
Chain of Clinics: Prosthetic, Orthotic and (diabetic foot) rehabilitation centres in poorly served markets, such as Mediterranean Europe & the Middle East. Differentiation through British standards in clinical practice, qualifications and training.

-
Technologies: Suite of patented solutions to help prevent, monitor & alleviate complications across different patient and athletic populations. Collaboration with and licensing to established industry participants globally to facilitate rapid development, distribution and scale.

We commenced modest revenue generating operations in fiscal 2014 and are primarily engaged in the research and development and marketing of innovative medical technologies, and the operation of prosthetics and orthotics (“P&O”) and diabetic foot total rehabilitation clinics. Presently our revenue stream is solely derived from the Company’s flagship P&O clinic located in Glasgow, Scotland, and some initial commercial income from prospective licensing partners for the Technologies business.

The Company’s technologies and R&D portfolio presently consists of:
•
Filing of 3 patents in the UK: pressure sensor system; pressure & shear; pressure & positioning (Dec 2014) (all of which patents were abandoned upon the filing of a new International (PCT) patent application in December 2015 which covers over 140 countries around the world, and includes further advances made to the sensor systems, and a wider range of applications in products that touch people’s everyday lives;

•	2 further patents being drafted for first half of fiscal 2016
•	4 prototypes: pressure & shear insole; smart cushion, smart mattress
•	1 proof of concept device: robotic surgical assistive device
•	High level diagrams or complex documentation and software for other innovations in the portfolio.

1.2	OUR TECHNOLOGIES

Research and Development
As at December 31, 2015 and 2014, the date of this Annual Report, we had expended a total of $5,317,942 and $2,652,465 respectively on research and development, including costs related to shares issued for acquisition of our Insole and SocketFit technologies and their derivative applications.

A.	The Sensor Technology

As part of our ongoing development efforts stemming from R&D related to our base technologies acquired in fiscal 2014 from Dr. Christos Kapatos, notably the Smart Insole technology, HCi Viocare has developed a sensor system that can be incorporated into any thin, flexible, bendable material and is capable of measuring direct force applied vertically and shear forces applied horizontally. Each sensor can connect with other sensors, creating a network, in order to monitor an entire area.

Due to the nature of the technology used, which is currently being kept confidential, the sensor is unaffected by bending, temperature, humidity and excess pressure, load, making it suable for medical applications, wearable devices and on-body applications. The sensor system has been designed to be used in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment. A key feature of the sensor system is its low cost, with the components for each one sensing point measuring pressure and shear forces at a cost of US$1.10, which is an order of magnitude lower than conventional pressure-only sensing solutions such as capacitance, resistance or strain gauges.

The sensor system has been integrated into a prototype of an insole which is an autonomous, non-invasive, stand-alone unit, with its own rechargeable power supply, microcontroller and wireless communication unit. The insole can connect with smartphones, tablet pcs and pcs, through a mobile application, in order to transmit the data collected to the end user. End users could be a diabetic patient, to monitor pressure and shear forces for the prevention of diabetic foot ulcers, athletes interested in the impact on their knees of their running style or wanting to monitor the totality of their golf swing, or clinicians such as physiotherapists, orthotists and prosthetists needing to evaluate a person’s gait.

The Company believes that there are applications for its force sensing technology in many fields within healthcare and sports, as well as more industrial fields due to its relative low cost vs conventional pressure sensing, its ability to measure shear forces in addition to pressure, its bendability and its reliability in a wide range of environments.

The Company concentrated its R&D efforts during fiscal 2014 and 2015 on the development of the sensor technology and the second half of 2015 on seeking licensing partners for the insole and mattress technologies, with conversations taking place with various industry partners.

Diabetic Insole

The Company has developed a prototype for a smart insole measuring pressure and shear forces that can communicate wirelessly to smartphones and could be worn by diabetic patients to alert them to risky behavior and provide them and their clinicians with information to help prevent the diabetic foot ulcers that can ultimately result in amputation.

Many complications can be associated with diabetes. Diabetes disrupts the vascular system, affecting many areas of the body such as the eyes, kidneys, legs, and feet. People with diabetes are more prone to infection. They can also develop neuropathy (damaged nerves) or peripheral vascular disease (blocked arteries) of the legs. This can cause diminished feeling in the feet leading to unnoticed cuts, scratches, and tissue breakdown. This may result in ulceration and infection. Infection and foot ulceration, alone or in combination, often lead to amputation.

In terms of market size of the opportunity: foot complaints are the leading cause of hospitalisation of people with diabetes and is estimated that 30% of all diabetics will develop a serious foot complaint at some time (http://www.who.int/topics/diabetes_mellitus/en/). In the USA alone the value of the diabetic foot ulcers therapeutics market in 2011 was $1.53 billion, showing continuous growth.

(http://www.companiesandmarkets.com/News/Healthcare-and-Medical/Diabetic-foot-ulcers-therapeutics-market-expected-to-maintain-a-moderate-growth/NI3941

It is widely understood that pressure and shear forces on the feet cause ulcerations and due to diabetic patients having neuropathy (resulting in loss of sensation in the feet), feet are not offloaded or taken care of appropriately.

It is very important for diabetics to take the necessary precautions to prevent all foot related injuries. Due to the consequences of neuropathy, daily observation of the feet is critical. Theoretically, if diabetes is well controlled and monitored it should be possible to avoid these foot problems. However, whilst clinical advice to diabetics is to ‘mind their feet’ and monitor them daily, they are not provided with a usable tool to measure the stresses and strains on their feet where there is some loss of sensation. This is what the insole intends to address.

The resulting product(s) will be a Class 1 medical device, depending on claims and disclaimers. While default alerts settings would be provided, based on existing academic and clinical research, users would be encouraged to get their physician to set parameters.

The Company is not alone in recognizing the importance of measuring pressure on the feet of diabetics. Orpyx in Canada has launched a consumer product priced at $2,400, which requires an additional on-shoe component and a dedicated watch vs. HCi Viocare’s fully integrated insole which could be marketed at <$500. A few other start-up companies (FeetMe, Sensoria) and research groups are working on diabetic foot monitoring insoles, but all only measure pressure, ignoring shear forces which can greatly impact ulceration, and use conversional pressure sensing (capacitive or resistive technology) which the Company feels may not be as reliable in the hot and humid environment of a shoe. Because HCi Viocare’s technology measures all three forces (pressure and 2 horizontal shear forces) we are able to model with reasonable accuracy the calorific expenditure of the wearer, thereby potentially contributing to the diabetic patient’s glucose management.

The Company is presently seeking licensing partners in respect of the diabetic insole application. The license partner could be any company marketing products to diabetics (e.g. blood glucose monitors and lancets) or wearable technologies company wanting to extend its healthcare reach (iHealth, Samsung) or foot specialist already catering to diabetic foot market (eg Dr Scholl).

Figure : Smart insole

Medical gait analysis insoles

Orthotists, podiatrists, physiotherapists and prosthetists all require a good understanding of a patient’s gait in order to diagnose biomechanical issues, provide appropriate rehabilitation and ensure appropriate alignment of the body when using orthoses (such as braces) or prosthetic limbs. Equally, researchers in these fields and biomedical engineering more generally are interested in the forces involved in gait and their impact on the body.

Academic and commercial researchers may have force plates at their disposal: metal plates built into the floor, which can capture the forces of a person walking or running over them. However, there are prohibitively priced (>$40,000) for most clinicians. There are therefore different systems on the market addressing clinicians and researchers:
•	optical gait analysis: whilst these can show movement very well, they do not yield any information on forces
•	pressure mats: these measure pressure but have a small surface meaning that one can only capture a snapshot of the gait
•	pressure sensing insoles: which can measure pressure more realistically over a larger distance

Presently we are aware of 3 devices that compete directly with the insole intended for clinical use only, each priced at in excess of $4,000: from Algeos (www.algeos.co.uk) which attaches sensors directly to the foot; and insoles from Tekscan (www.tekscan.com) , from Novel, (www.novel.de) and Moticon (www.moticon.de).

Management believes its medical insole would be unique in its ability to measure shear forces, and to operate for longer periods of time reliability and accurately due to limitations of the competing technologies (eg in humidity, when bent). Moreover, unlike the HCi Viocare prototype, existing insoles are not stand-alone, requiring ancillary componentry to communicate with the data capture unit and therefore making their use restricted to in-clinic. A cheaper, stand-alone insole could be given to patients to take away and record gait over time and over different surfaces.

The medical insole can also be expanded to become a combined 3D motion capture and gait analysis system for use by physiotherapists, orthotists, athletes and possibly in film and gaming.

Athletic insoles

Sports and fitness wearable devices have been in the market for more than 30 years. However, in the last 3 years the application of micro-electronics, wireless technology and the explosion of smartphones and mobile applications has revolutionised the market, with many established, as well as new, companies offering products applications for a wide range of sports.

Wearable wireless devices in the Sports, Fitness and Wellness market measure sports performance, daily activity, sleep patterns, and other related physical parameters. Another key factor that distinguishes this market is its consumer focus and that, unlike devices in the other healthcare markets, these devices usually do not require regulatory approval as a medical device.

The consumer market for wearable devices is exploding, and people appear to have an insatiable appetite for data to analyse their fitness and athletic performance. Nearly 50 million sports performance monitors were sold in 2014 and Worldwide revenue is forecast to reach $2.3 billion in 2017.  http://cdn2.hubspot.net/hub/396065/file-2568104498-pdf/Blog_Resources/IHS-Wearable-Technology.pdf?t=1427903372862

Companies like Adidas-Salomon Ag, Nike Inc., Garmin, New Balance and Suunto invest millions of dollars every year for the development of wearable devices and material, and the market is booming as demand is ever increasing. The focus for most of these companies seems to be in the running shoes, apparel and equipment sector, as this sector is the fastest growing sports and fitness sector wold-wide with billions of revenue every year. Under Armour has just launched its first smart shoe, monitoring only cadence.

The Company’s sensor technology can be used in an insole or built into shoes to provide information to the wearer. It is the only pressure sensing technology that can work accurately in a warm and moist environment and with significant bending, like that experienced during running.

In keeping with the attractiveness of the market, there are a number of relatively new companies intending to launch insoles to give information to runners, together with coaching ‘Apps’. Some of these measure only contact or movement (e.g., www.ambiorun.com) and others do measure pressure, usually not fully wireless/stand-alone (Medhab www.medhab.com; Arion www.ato-gear.com). Another competitor is Sensoria which markets a smart textile sock that measures pressure and pace. It also has a ‘running coach’ App. It requires an anklet to be worn, to house the battery and communication modules, and the socks require washing, potentially reducing their life span.

Note that the resistive or capacitive technologies used by competition struggle with bending and hot/humid environments and are therefore considered to be less reliable. Also, due to the cost associated with pressure sensing, competitors usually only have a small number of sensing points, limiting the value of the information. The Company’s more cost effective sensing technology would permit a much greater number of points.

A further important differentiator from the competition is that the Company’s sensor technology measures forces in three directions, giving not just plantar pressure information but also making the system capable of using industry accepted biomechanical modelling capabilities to project the impact on the knee f the wearer’s running style. And the knee is an area of great focus for runners, who frequently experience injuries.

The athletic insoles could be coupled with other devices to give wearable performance information across a number of sports, including the high value tennis and golf markets. Golfers, for example would be able to link their swing (from an on-club sensor) to their weight displacement to optimise their performance. Currently on-racket or on-club sensors exist but fail to address this critical weight placement / foot force element for the athletes.

The Company is presently seeking licensing partners in respect of the athletic insole applications, with a number of discussions with market leaders in their fields ongoing.

Smart Mattress

Ulceration and skin (soft tissue) breakage is very common to people with tetraplegia or paraplegia and to most patients with limited movability that spend time in a bed, or in a wheelchair. It is caused by low continues pressure over time and/or high (peak) pressure points. The most commonly used method in a clinical environment, to avoid ulceration in such patients, is for a nurse to “turn” them, in better words; to change the position in which they lay in bed, frequently. This practice is supported by specialist therapeutic support surfaces (mattresses and overlays) to attempt to reduce pressure points. The more modern surfaces are powered air mattress. There are different types of powered air mattresses, which can alternating pressure in their air cells on a pre-defined timetable.

In terms of market opportunity, hospitals are under tremendous pressure to address decubitus, particularly in the US where payers are moving away from covering “never events”. Pressure ulcers affect a million patients in the USA alone each year and it costs the US healthcare system alone an est. $12 billion in direct treatment costs, not counting associated costs such as medical malpractice lawsuits;

Existing market solutions:

•
Adoption of pressure relieving overlays is increasing; these are generally not ‘active’ and merely made of a suitable material to reduce pressure, resulting in a lower cost; Whilst there is no direct clinical evidence for their effectiveness, there is a widespread belief and acceptance that they can reduce pressure ulcers;

•
Winncare's Axensor system is an example of an inflatable mattress with sections which goes through a standard cycle of in-/deflation to relieve pressure; these are increasingly common for high risk patients and are supplied by all leading therapeutic support surface manufacturers.

•
Israeli start-up Wellsense has the first pressure sensing mattress cover and their clinical evidence shows that the monitoring of pressure alone is already effective; however, it has low adoption because it is not breathable (which could aggravate ulcer formation) and it is costs >$3000.

With the Company’s sensor technology incorporated into mattresses and overlays, for which a prototype exists, technology licensees could develop a range of products with the following: lower production costs, sensors not affecting the properties of the mattresses, ability to measure shear in addition to pressure (shear forces being a recognized key contributor to ulceration).

Furthermore, with the sensor integrated into an inflatable mattress itself, we have developed a smart mattress that can respond intelligently to the pressure and shear data and inflate and deflate the mattress compartments automatically to reduce the risk of ulceration for patients, in between nursing interventions.  This dynamic smart mattress adapts to the specific need of every patient and provides relief and adjustment only where and when is needed, maximising the effectiveness of the treatment. This would be classed as a Class 1 medical device, and the license partner would need to pursue such registration prior to launch.

The Company is in discussions with a number of leading therapeutic support surface providers who have expressed interest in licensing the technology.

Wheelchairs and medical chairs

The same technology as the Mattress can be used to provide pressure and shear monitoring integrated into wheelchair cushions and medical day-chairs to help prevent ulceration. This may be licensed to the same license partner as the mattress solutions.

Automotive

By incorporating the HCi Viocare sensor technology into automotive seating, professional drivers could be monitored automatically for posture, projected blood circulation, pressure and shear. Posture is important as back pain is a leading cause of absenteeism in the workplace, but in a driving environment, positioning can be an indicator of fatigue, a leading cause of accidents. Adoption of such technology could be driven by health and safety considerations and/or the insurance industry.

The Company is seeking partners in the automotive industry to discuss the potential of incorporating the technology into their vehicles.

B.	SocketFit

The Company will build on the work done by Dr Kapatos in developing a scanning device to determine the optimal shape of an amputee’s socket, capturing the internal geometry and the biomechanical properties of the tissues in the residual limb. This SocketFit technology was acquired in 2014. The intention is to partner with a leading scanning provider or manufacturer in the P&O market, through a development and license agreement, to produce a socket system for use by prosthetists worldwide.

Market opportunity

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

A prosthetic socket is a custom-made “cone” that connects the rest of the prosthesis (foot, shank and knee) to an amputee’s residual limb. Sockets generally need to be replaced every other year, though more frequently in the initial stages after amputation when the residual limb can still change shape significantly. While many significant technological advances have been made with the design and manufacture of prosthetic components, such as electronic knee assemblies and feet, socket design has not kept up. Over the past 20 years a great deal of research has been undertaken to automate the process of socket design and manufacturing, but it has met with limited success. Most sockets continue to be created with hand-sculpted plaster moulds made by the Prosthetist or a technician hours or days after examining the amputee. The result is that, typically, one in four sockets are discarded because of their poor fit.

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

The key element of the project is work done by Dr. Christos Kapatos to improve the nature of the data used in socket modeling software. Finite element analysis (FEA) has been used widely in a variety of applications, including prosthetics. But its prosthetics applications have suffered from the fact that only external boundary data and limited information on the nature of the internal tissue was provided. The results were not promising. By including far more data on the nature of the internal anatomy as well as, for the first time ever (to our knowledge) data on the bio-mechanical properties of the tissue to the FEA, a system can be created that enables Prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and raises the bar across the industry on socket creation.

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

The technology

The intended Socket-Fit device consists of three modules:

1.
The Ring - a device to scan the residual limb and export data, which uses ultrasound technology.

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

All the data are sent to the control box for onward transmission to the PC. Software generates a 3D image of the stump’s external and internal geometry.

3.
Socket Modelling – FEA simulation

FEA and optimisation software generate the optimum design for the socket in order to obtain the best pressure distribution, and therefore the most comfortable prosthesis for the amputee.

The process to getting to an optimized socket shape is shown in figure 2 and a schematic of the system in figure 3.

Figure 2: Process map of system

Figure 3: Schematic of the system

The greatest value provided by the acquired SocketFit technology rests in the algorithms that transform the data captured by the ultrasound transducers on the Ring to sanitized, usable data about the biomechanical properties of the tissues scanned. Specifically, the algorithms use  data derived from the scans to generate stress-strain curves for the tissue layers within the limb.

This data is then used by the FEA software to simulate pressures onto the residual limb, similar to those experienced when walking, for different shapes of sockets, until the ultimate shape is found – meaning, the shape that provides uniform pressure where needed and avoids known pain areas (eg bone) to create a socket designed to have superior comfort in use.

Current Status of SocketFit

We plan to first find a commercialization partner, to help fund and/or conduct the required research and development and to launch the product within two years of commencement of the proposed research and development. This is to minimise risk but also because the technology could be designed to (retro-)fit into the partners’ existing product suite, minimizing effort. While the Company focuses attention on its immediately marketable Sensor Technology and its varying applications, any additional development work for SocketFit is currently on hold.

C.	Other technology opportunities

Blood flow visualization:

The Company has developed a proof of concept device that permits the visualization of peripheral blood flow. This could be incorporated into a smart ‘mat’ for the diagnosis and progression monitoring of diabetic foot conditions. Diabetic patients can suffer from reduced peripheral blood flow in their feet. This contributes to neuropathy but also prevents the healing of diabetic foot ulcers, which can lead to amputation. Such a mat could shift the monitoring of diabetic foot care to primary care, away from podiatry specialists, but also provide essential health information to podiatrists which they would otherwise not have. With a relatively low manufacturing cost, patients could even monitor their own condition at home. It is hoped the product would be prescribed/reimbursed.
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

D.	Intellectual property

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

We have acquired all rights and interest in and to the background IPR for a developing technology known as “Smart Insole”. Dr. Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear  pressure sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise. The Company has also identified various other applications.  Presently we have filed three patents in the UK in respect of this IPR:

British Patent Application No. 1421952.1, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The first patent based on development of the “Insole” IP relates to the Company’s pressure sensing system technology, which supports the development of very low cost, flexible and scalable pressure sensing devices in a range of sectors including wearable devices, Prosthetics & Orthotics, medical devices (e.g. for the diabetic foot), and automotive health and safety.

British Patent Application No. 1421950.5, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The second patent, also based on additional development of the “Insole” IP relates to the Company’s ground-breaking shear sensing system technology, which is supports the development of low cost, flexible and scalable sensor systems in a range of sectors including wearable devices, medical devices (e.g. diabetic foot), Prosthetics & Orthotics and automotive health and safety

British Patent Application No. 1421953.9, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The third patent application also follows additional in-house development of the “Insole” intellectual property (IP) and relates to pioneering low-cost, portable motion capture and gait analysis technology, which has applications in a range of sectors, including athletic wearable devices, physiotherapy, orthotics and potentially also gaming and film.

International Patent Application No. PCT/GB2015/053785, HCI VIOCARE TECHNOLOGIES LTD.

On December 10, 2015 the Company through its subsidiary HCi Viocare Technologies Ltd. filed an international application according to the Patent Cooperation Treaty (PCT) which received a PCT application number PCT/GB2015/053785.  The filed international patent covers over 140 countries around the world. The new patent builds on the company’s three UK patent applications filed in December 2014 (as set out above), with further advances made to the sensor systems, and a wider range of applications in products that touch people’s everyday lives

The Company plans to file additional patent applications in fiscal 2016.

E.	Regulatory Requirements

The Company’s business model of licensing technology to commercialization partners means that it is the partner, who will be the manufacturer of the eventual products and therefore subjected to the regulations of manufacturing and marketing devices. However, as the Company will support its licensing partner in the development of the final products it has ensured that in understands the eventual requirements, and has identified suitable consultants to provide support, where required.

The products are expected to be marketed worldwide, with an initial commercialization in Europe of the USA, depending on the partner. Their regulatory systems are highlighted below, together with the anticipated implications for the products that may result from our technologies.

Europe

Products that will be marketed in Europe will be required to comply with the EU Directives regarding medical devices, which apply to all EU member states. The basic relevant EU Directive which applies to our case is Directive 93/42/EEC (as amended by 2007/47/EC) regulating medical devices, as well as Directive 98/68/EEC that requires the manufacturers to place CE marking on their products to demonstrate compliance with the above regulations.

The Directive on medical devices also lays down rules in Annex IX for the classification of devices based essentially on the potential risks involved, with class III devices having the highest potential risk and class I device the lowest.

With reference to the stated Rules to determine a product’s classification, the anticipated classification of the products that could arise from the Company’s technology are listed below. It is important to note that classification is determined only at the stage of a final product and with reference to its features and the claims made by the manufacturer. Hence, there classifications are dependent on the decisions of the license partner and may be subject to change:

•	Diabetic and Medical Insoles: Class I
•	SocketFit: Class IIa – because of the use of ultrasound, which applies energy to the body. This is the usual classification for imaging devices.
•	Photoacoustic imaging: Class IIa – because energy is applied to the body
•	Blood Flow visualization: Class IIs – because energy is applied to the body
•	BiPAP: Class IIb – as it is relied upon for breathing

The Notified Body of the country in which the products are marketed will need to notified by the manufacturer, and their specific processes for registration and audit will need to be adhered to.

USA Regulations

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

Much like in Europe, the license partner will be required to determine how FDA may classify our devices - which one of the three classes the device may fall into. Unless exempt, FDA will classify our devices. Classification identifies the level of regulatory control that is necessary to assure the safety and effectiveness of a medical device. Most importantly, the classification of the device will identify, unless exempt, the marketing process (either premarket notification [510(k)] or premarket approval (PMA)) the manufacturer must complete in order to obtain FDA clearance/approval for marketing.

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

1.3	OUR CLINICS

A.	Market and Industry

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

Demand for orthopedic prosthetics products is driven by a multitude of factors, including:

•
growing elderly population: The percentage of people aged 65 and older will increase at a rate three times that of younger generations. Subsequently, the frequency of vascular diseases and diabetes – diseases that often lead to amputation – will increase considerably;

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

B.	Clinics:

On January 15, 2014, we formed our other wholly-owned Scottish subsidiary, HCi Viocare Clinics UK Limited with registration number SC467486 (“Viocare Clinics”), with the intent to create the first state-of-the-art chain of Prosthetic and Orthotic (P&O) and diabetic foot clinics with global reach, while capitalizing on the aforementioned internally developed technologies. Viocare Clinics will establish and/or acquire movement rehabilitation clinics, limb fitting centers and diabetic foot centers, in the UK, Europe and the Middle East, initially. These centers will offer standardized and specialized rehabilitation and consultation services for the physically impaired, as well as for their families, friends, their workplaces and companies that employ or work with them. Some of the sections that will be covered by the centers are:

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

However, the market is not limited to these people; our customers will be families with children with disabilities and businesses that employ disabled persons.

Viocare Clinics operates in accordance with the standard mandated by the British Association of Prosthetist Orthotists and the International Society of Prosthetics and Orthotics.

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

Glasgow Clinic

•	The private practice of William Spence, WD Spence Prosthetics Ltd was acquired in June 2014, a profitable venture that was established in 2006, operating part-time with borrowed premises;

•
New premises of 5300 ft2 were secured in Spring 2015, to increase the capacity of the clinic, provide an on-site workshop to improve turnaround times and also to house our R&D staff, thereby facilitating the exchange of ideas;

•	The clinic was refurbished and reopened in September 2015 and is currently being actively marketed, with patient lead coming via:

-	Personal injury solicitors (road traffic and workplace accidents)

-	Word of mouth or internet searches

-	Social media marketing

-	Print advertisement

•	Due to the high quality care of the National Health Service, the market for private P&O provision is small, however, the clinic is the only private P&O clinic in the whole of Scotland;

•
It attracts patients from England also, where the market leader is Dorset Orthopedics (owned by Otto Bock) with a number of full-service and satellite clinics. However, provision in the North continues to be very limited.

Athens Clinic

•	Athens is intended to be a major holistic P&O and rehabilitation centre, offering limb and orthotic fitting, physical and mental rehabilitation, and a diabetic foot clinic;
•
The Company has secured a suitable ground floor location of 1200 m2, within 15 minutes of both the airport and the city centre and plan to open in the 4th quarter of 2016, following fit-out, recruitment and training;

•	The Greek market is very concentrated, with only a handful of companies providing P&O services. Rehabline has an estimated 60% market share, but provides services that are sub-standard
•	Key business development staff already identified, to liaise with physicians for referrals;
•	In addition to serving the local population, the clinics will seek to attract medical tourism both from Scandinavia and from nearby regions.

Competition

Hanger (www.hanger.com) dominates the prosthetic and orthotic clinic market in the USA, with over 1300 clinicians across over 740 clinics. However, in the rest of the world, provision of P&O services is extremely fragmented. Otto Bock, the market leading manufacturer of prosthetic components and vertically integrated to also provide clinical services at their headquarters and through clinics that have been acquired over time, focusing on Northern, Western Europe.  Ossur, the Icelandic company which has roughly 20% of the P&O componentry market, has also expanded into clinic in Northern Europe.

The Company’s focus is on areas that are under-served both in terms of capacity and in the quality of service. Competition varies location by location ranging from the very fragmented to the very concentrated.

The Viocare clinics will seek to differentiate through high quality care, staff trained to British and International standards, modern systems and processes and a wide range of products from low- to high end. They will also provide a more holistic suite of services, to include physiotherapy, mental health and lifestyle rehabilitation. Also, our scientific team will lead the technological diversification of the clinics, thereby setting them apart from the competition. We will capitalize on our Scientific Board’s vast network of connections to attract customers from neighboring nations and will seek cooperation with global Medical Tourism operators.

C.	Trademarks

National Trademark

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

CTM

On May 13, 2014 the Company filed an application with the Office for Harmonization in the Internal Market (OHIM) which received the filing no. 012870754 for the registration of the individual figurative trademark “viocare” for protection in classes 10,12 and 44 within the European Union. The CTM is valid until its expiration/renewal on 13.05.2024.

D.	Regulations for P&O Clinics

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

•	according to article 5, “the Council shall establish and maintain a register of members of the relevant professions”;

•	the HCPC sets out for all registrants standards of conduct, performance and ethics, and standards for CPD, as well as standards of proficiency for prosthetists/orthotists specifically

2.	The Health and Care Professions Council (Constitution) Order 2009 which sets out the composition of the Council (as amended by the Health and Care Professions Council (Constitution) Order 2014);

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

1.4	EMPLOYEES

The Company presently has a total of 9 employees and 9 consultants working in its administrative offices in Greece and its UK Clinic.  We also retain financial, legal and management consultants as required to meet our financial reporting and SEC reporting compliance requirements on an annual basis.  Details of certain of these consulting agreements with respect to our officers, directors and key advisors are provided below.

We have a consulting agreement with our Chief Executive Officer, Sotirios Leontaritis which was entered into on January 15, 2014, whereby Mr. Leontaritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company agreed to pay to Mr. Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Mr. Leontaritis will receive cash compensation of US$5,000 and a stock award of 7,000,000 shares of common stock of the Company in consideration of his services as an officer and director for the period from September 10, 2013 to December 31, 2013. On January 22, 2014, the Company issued the 7,000,000 shares to Mr. Leontaritis pursuant to the agreement.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,625) per year payable in equal monthly installments beginning on May 1, 2014.

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos.

Further, on April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Professor Martha Lucia Zequera was not renewed upon its expiration.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Mr. William Spence was not renewed upon its expiration.

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.

On January 1, 2015 the Company entered into a consulting agreement with Mikulas Dylowicz, an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the Agreement, the Consultant shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. The Consultant shall receive monthly consideration of EUR€2,000 (USD$2,430) per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense.

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR$2,000 per month.  Οn March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

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

1.5   AVAILABLE INFORMATION

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

We were incorporated on March 26, 2007, and have only started our proposed business but have not realized any revenues. Our net loss since inception is $30,153,048. While we have existing operations we have not yet commenced significant revenue generating operations and have no significant assets other than fixed assets and cash on hand. While we have commenced revenue generating operations, we have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history, upon which an evaluation of our future success or failure can be made. Prior to completion of the development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

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

We have not yet found commercial partners for our saleable products and may never have saleable products.

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

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2018, provided that, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
providing only three years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced "Management's discussion and analysis of financial condition and results of operations" disclosure;

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

We are authorized to issue up to 700,000,000 shares of common stock, of which 191,912,461shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Holders of the Series A Preferred Stock have voting rights with respect to matters that generally require the approval of voting stockholders, in addition to voting rights as specifically required by Nevada law. In the event the holders of Series A Preferred Stock vote collectively as to any matter put before a vote, such holders of Series A Preferred Stock could control the vote. While the holders of Series A Preferred Stock have not advised that they intend to vote collectively on any matter, nor are we aware of any voting agreements currently in place, we cannot know with certainty that such holders of Series A Preferred Stock will not vote collectively in the future or enter into any voting agreements.

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

ITEM 2. PROPERTIES

The Company operates from a branch office at 2A Kolokotroni Street, 17563 Paleo Faliro, Greece. The address of our current corporate office in Glasgow is Kintyre House, 209 Govan Road, Glasgow Scotland G51 1HJ United Kingdom. Our telephone number is +44 141 370 0321.

Executive Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,700 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of December 31, 2015, $3,272 (EUR €3,000) is reflected as a deposit in the prepaid accounts.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $6,810 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,089 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,595 (EUR €12,465) as deposit in the prepaid account.

On September 10, 2015 the terms of the lease were amended to include the following provisions:

-	Effective September 1, 2015, the monthly rental fee shall be reduced to $3,400 (EUR €3,116) for a period of 12 months ending August 31, 2016.

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

Lease in UK, Clinic location and technology development center

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$29,603 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$59,206 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$59,206 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD44,404 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$59,206 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $29,603 (GBP £20,000) as a deposit which is reflected in the prepaid accounts.

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System (“OTCQB”) under the symbol "VICA".  Information provided below represents the two years ended December 31, 2015, and the impact of a 7 for 1 forward split effective August 7, 2015:

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2015	0.7751	0.56
8/7/2015 through 9/30/2015	0.67	0.055
Forward Split 8/7/2015 on basis of 7 for 1
7/1/2015 through 8/6/2015 (presplit)	4.80	3.50
2nd Quarter ended 6/30/2015 (presplit)	4.85	3.51
1st Quarter ended 3/31/2015 (presplit)	4.00	1.90

4th Quarter ended 12/31/2014 (presplit)	3.10	2.00
3rd Quarter ended 9/30/2014 (presplit)	2.85	1.20
2nd Quarter ended 6/30/2014 (presplit)	2.25	1.16
1st Quarter ended 3/31/2014 (presplit)	1.60	1.10

The above information was taken from information on the OTC Markets website at www.otcmarkets.com. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  The pre-split pricing is not adjusted for the split which occurred on August 7, 2015.

Our common shares are issued in registered form. Our registrar and transfer agent is Action Stock Transfer Corporation, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.  Telephone: 801-274-1088

Holders

As of March 23, 2016, we had outstanding 191,912,461 shares of common stock, which were held by 42 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On October 2, 2015, the Company entered into a Private Placement Subscription Agreement with a private investor for a total of 267,241 shares of the Company’s common stock at a purchase price of $0.58 per share for total cash proceeds of $155,000.  The shares are subject to applicable resale restrictions.

On October 14, 2015, the Company entered into a Private Placement Subscription Agreement with a private investor for a total of 200,000 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $100,000.  The shares are subject to applicable resale restrictions.

On November 4, 2015, the Company entered into a Private Placement Subscription Agreement with a private investor for a total of 56,658 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $28,329.  The shares are subject to applicable resale restrictions.

On November 5, 2015, the Company entered into a Private Placement Subscription Agreement with a private investor for a total of 130,435 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $65,524.  The shares are subject to applicable resale restrictions.

On January 7, 2016, the Company entered into two Private Placement Subscription Agreements with two natural persons. Under the terms of the Agreements the Individuals subscribed for a cumulative total of 70,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$35,000. The shares are subject to applicable resale restrictions.

On February 1, 2016, the Company entered into a consulting agreement with Sitimo Ltd. Under the terms of the Agreement, Consultant shall provide consulting services to the Company for the development and expansion of its business and establishment of Prosthetics and Orthotics clinics in the region of South Eastern Europe as well as the Middle East. The Consultant undertakes to introduce the Company to the healthcare market of South Eastern Europe and Middle East. The Agreement has a term of twelve (12) months and the Consultant is entitled to remuneration for the provision of services in the form of 100,000 shares of the common stock to be issued within thirty days from the enforcement of the Agreement. The shares are subject to applicable resale restrictions.

On February 10, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Spain in view of the Company's plans to expand its clinics business and establish a Prosthetic and Orthotic Clinic in Spain. The Agreement has a six-month term ending on August 2, 2016, and the Consultant shall be remunerated with 50,000 shares of the Company's common stock. The shares are subject to applicable resale restrictions.

On February 17, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 3,625 shares of the Company’s common stock at a purchase price of US$0.40 per share for total cash proceeds of US$1,450. The shares are subject to applicable resale restrictions.

On February 18, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Middle East and specifically of Saudi Arabia in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in the Middle East. The Agreement has a six-month term ending on 18.8.2016 and the Consultant shall be remunerated with 200,000 shares of the common stock. The shares are subject to applicable resale restrictions.

On February 19, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Turkey in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in Turkey. The Agreement has a six-month term ending on 19.8.2016 and the Consultant shall be remunerated with 200,000 shares of the common stock. The shares are subject to applicable resale restrictions.

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six month anniversary of the date of grant and the 12 month anniversary of date of grant.

On March 2, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 50,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$25,000. The shares are subject to applicable resale restrictions.

On March 2, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 50,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$25,000. The shares are subject to applicable resale restrictions.

On March 8, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 240,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$120,000.00. The shares are subject to applicable resale restrictions.

On March 9, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed each for a total of 54,875 shares of the Company’s common stock at a purchase price of US$0.40 per share for cash proceeds of US$21,950.00. The shares are subject to applicable resale restrictions. On March 22, 2016, the Company approved the issuance of 50,000 common shares for services provided by Mr. Mikulas Dylowicz, consultant, in the form of stock awards which shall vest as of the date of grant.

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

Results of Operations for the Year ended December 31, 2015 Compared to the Year ended December 31, 2014

Revenue, Cost of Revenue, and Gross Profit - We generated $60,121 in revenues from operations and $31,787 in cost of goods sold for the year ended December 31, 2015, compared to $27,068 in revenue and $17,125 costs of goods sold for the year ended December 31, 2014.

Operating Expenses – Operating expenses increased by $4,011,172 to $7,285,723 in 2015 compared to $3,274,551 in operating expenses in 2014, an increase of approximately 122%. The Company increased its research and development (R&D) expenses by $2,665,477, to $5,317,942 (of which a total of $4,550,000 relates to the market value of the issuance of 7,000,000 shares with respect to the acquisition of certain intellectual property from an officer of the Company) for 2015 compared to $2,652,465 (of which a total of $1,750,000 relates to the market value of the issuance of 7,000,000 shares to acquire certain intellectual property from an officer of the Company) for 2014. The substantial increase in professional fees by $899,377 from $112,291 (2014) to $1,011,668 (2015) is predominantly related to the issuance of a stock award of 700,000 shares to an officer of the Company valued at $450,000, as well as an expense of $324,640 related to the obligation of issuance of 448,000 shares in respect of a consulting agreement between the Company and Hellenic American Securities, with no comparative expenses in the prior year ended December 31, 2014.   The increase to office expenses over the comparative periods from $92,697 (2014) to $373,149 (2015) is directly related to an increase in staff and overhead as the Company continued to execute its business plan, and an expense of $83,335 with respect to a stock award issued to administrative support staff, with no similar expense in the prior year ended December 31, 2014.  Travel and entertainment and consultancy fees also increased period over period as the Company commenced discussions with commercial partners for its various applications of the insole technology.

Loss from Operations - Due to the increase in operating expenses, our loss from operations increased during 2015 by $3,992,781, to $7,257,389 compared to $3,264,608 during 2014, an increase of approximately 122%.

Other expenses - during the year ended December 31, 2015 the Company recorded a loss on settlement of certain loans and advances by way of the issuance of shares of common stock totaling $1,804,704, with $15,582,387 in a loss on settlement of certain loans and advances by way of the issuance of shares of common stock during the prior year ended December 31, 2014, and a substantive increase to interest expenses during the current period from $179,130 (2014) to $379,743 (2015).

Net Loss - As a result of the increase in operating expenses, with decrease in other expenses, our net loss for 2015 was $9,436,259 as compared to a net loss of $19,022,177 for 2014, resulting in a $9,585,918 decrease in the net loss or approximately 50%.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2015, we had $9,579 cash on hand and liabilities of $650,389 in accounts payable and accrued expenses (including amounts due to related parties) and $649,420 in advances from related parties.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s Executive Officers of $455,364 in 2015 and $908,506 in 2014, and has closed private placements in the amount of $550,447 during the year ended December 31, 2015.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the first quarter of fiscal 2016.

The Company expects it will need to raise a total of $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company intends to undertake a registration statement or bond offering to raise a total of up to $30,000,000 which it hopes to file prior to the end of the second quarter. In the interim, the Company is seeking equity private placements with which to fund operations until such time as it can file and clear the registration statements. Our President and CEO, Mr. Sotirios Leontaritis continues to personally fund any short fall in our ongoing operations by way of loans and advances.
There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $9,436,259 for the year ended December 31, 2015. In addition, the Company had a working capital deficiency $1,412,052 and stockholders’ deficiency of $1,227,301 at December 31, 2015, with $30,153,048 in accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company. There are present legal and accounting expenses, reporting requirements to the SEC, and investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when maintaining a public company, may make the economic viability of our Company very doubtful. In addition, the Company has projected it will need to raise $5,000,000 to meet its planned business objectives for 2016 and there can be no assurance those funds will be available if and when needed.

In the past we have relied on advances from our president to cover our operating costs, as well as equity private placements from qualified investors. There can be no assurance that the Company will be successful in finding joint venture partners or commercial partners to market and develop its technologies, or that funds for the development of the Company’s additional in-house technology development will be available if and when needed, or that funding will be available for marketing our products, if and when required.  We will also require funding for leasehold improvements for our Athens based clinic which we hope to open by the close of fiscal 2016. There can be no assurance that the Company will be able to obtain funding as needed in order to meet our objectives on our proposed timeline, or at all.

Off- Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest:

	Payments due by Period

	Less than	One to	Three to	More Than
Contractual Obligations At December 31, 2015	One Year	Three Years	Five Years	Five Years	Total
Related Parties Debt	$649,420	$-	$-	$-	$649,420
Convertible Debt	$	$163,595	$-	$-	$163,595

The above table outlines our obligations as of December 31, 2015 and does not reflect any changes in our obligations that have occurred after that date.

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

Inventory

Inventories, which consist principally of raw materials and work-in-process, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. Work-in-process inventory consists of materials, labor and a predetermined fixed rate of overhead which is valued based on established standards for the stage of completion of each custom order. We do not carry finished goods on hand. Material, labor and overhead costs are determined at the individual clinic level. Presently we only maintain very limited parts and raw materials inventory.

Warranty

We do not record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the applicable limited warranty as all component parts are covered by our respective industry suppliers.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $5,317,942 and $2,652,465 for the year ended December 31, 2015 and 2014, respectively.

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

The Company has retained deficit from operations. Because there is no certainty that we will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the year ended December 31, 2015 and December 31, 2014, respectively, however, since the Company reflected a net loss in the year ended December 31, 2015 and in the fiscal year ended December 31, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources.

Segment Reporting

FASB ASC 820 “Segments Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed business segments are expected to span more than one geographical area. Specifically, the Company intends to operate prosthetic and orthotic rehabilitation clinics with various European based locations, as well as a corporate development and technology center which will undertake ongoing research and marketing activities.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

HCi Viocare

FINANCIAL STATEMENTS

PAGE
Reports of Independent Registered Public Accounting Firms	F-2, F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations and Comprehensive Loss	F-5

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)	F-6

Consolidated Statements of Cash Flows	F-7

Notes to the Audited Consolidated Financial Statements	F-8 to F-30

Heaton & Company, PLLC
240 N. East Promontory
Suite 200
Farmington, Utah 84025
 (T) 801.218.3523
heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
HCi Viocare

We have audited the accompanying balance sheet of HCi Viocare (the Company) as of December 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HCi Viocare as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 5 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
March 30, 2016

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

/s/ Anderson Bradshaw PLLC
Anderson Bradshaw PLLC
Salt Lake City, Utah
April 15, 2015

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$9,579	$408,252
Accounts receivable	3,075	918
Other receivable	39,590	-
Inventory	6,346	6,750
Prepaid expenses (Note 5)	78,207	47,369
Total Current Assets	136,797	463,289

Long-term Assets
Property, plant and equipment, net (Note 6)	310,612	103,377

Total Assets	$447,409	$566,666

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$355,417	$115,527
Accounts payable and accrued expenses-related party (Note 11)	294,972	81,818
Loan from a related party (Note 12)	649,420	393,044
Convertible notes from a related party (Note 9 and Note 10)	-	(3,620)
Liability for unissued shares	249,040	-
Total Current Liabilities	1,548,849	586,769

Loan from a related party (Note 10)	163,595	-
Corporate taxes	12,074	-
Deferred taxes	192	202

Total Liabilities	1,724,710	586,971

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized;
190,743,961 shares issued and outstanding as of December 31, 2015
102,458,881 shares issued and outstanding as of December 31, 2014	19,074	10,246
Additional paid-in capital	28,767,850	20,632,647
Retained Deficit	(30,153,048)	(20,716,789)
Accumulated other comprehensive income	88,823	53,591
Stockholders' equity (deficiency)	(1,227,301)	(20,305)
Total Liabilities and Stockholders' Equity (Deficiency)	$447,409	$566,666

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2015	2014
Revenues
Sales	$60,121	$27,068
Cost of goods sold	31,787	17,125
Gross Profit	28,334	9,943

Operating Expenses
Depreciation	47,564	6,502
Office rent	122,169	49,220
Office expenses	373,149	92,697
Consultancy Fees	246,178	139,696
Professional fees	1,011,668	112,291
Research and development	5,317,942	2,652,465
Impairment of goodwill	-	149,988
Travel and entertainment	167,053	71,692
Total Operating Expenses	7,285,723	3,274,551

Loss from Operations	(7,257,389)	(3,264,608)

Other Income (Expenses)
(Loss) on debt settlement	(1,804,704)	(15,582,387)
Gain (Loss) on foreign currency transaction	6,483	3,948
Interest Expenses due to related party	(379,743)	(179,130)
Total Other Income (Expenses)	(2,177,964)	(15,757,569)

Loss before Provision for Income Tax	(9,435,353)	(19,022,177)

Provision for Income Tax	(906)	-

Net Loss	$(9,436,259)	$(19,022,177)

Basic and fully diluted loss per share	$(0.06)	$(0.44)

Weighted average shares outstanding	155,174,460	42,781,809

Comprehensive Income (Loss):
Net loss	$(9,436,259)	$(19,022,177)
Effect of foreign currency translation	35,232	53,591
Comprehensive Loss	$(9,401,027)	$(18,968,586)

See Notes to Consolidated Financial Statements

HCi Viocare
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Additional paid-in capital	Accumulated other comprehensive income (loss)
	Common stock				Retained deficit	Total equity
	Shares	Amount
Balances, December 31, 2013	24,525,550	2,453	370,007	-	(1,694,612)	(1,322,152)
Issuance of common stock in connection with the acquisition of patented technologies	7,000,000	700	1,749,300	-	-	1,750,000
Common stock issued for settlement of liabilities	7,000,000	700	1,249,300	-	-	1,250,000
Conversion of convertible note and debt settlement	63,000,000	6,300	15,876,087	-	-	15,882,387
Proceeds received from issuance of common stock in private placement	933,331	93	199,907	-	-	200,000
Vesting of stock options	-	-	647,853	-	-	647,853
Beneficial conversion features	-	-	540,193	-	-	540,193
Foreign currency translation adjustments	-	-	-	53,591	-	53,591
Net income (loss)	-	-	-	-	(19,022,177)	(19,022,177)
Balances, December 31, 2014	102,458,881	10,246	20,632,647	53,591	(20,716,789)	(20,305)
Proceeds received from issuance of common stock in private placement	1,319,180	132	550,315	-	-	550,447
Shares issuance for stock award	816,669	81	533,254	-	-	533,335
Issuance of common stock in connection with the acquisition of patented technologies	7,000,000	700	4,549,300	-	-	4,550,000
Conversion of convertible note and debt settlement	79,037,231	7,904	2,135,535	-	-	2,143,439
Shares issuance for services provided	112,000	11	75,589	-	-	75,600
Vesting of stock options	-	-	-291,210	-	-	291,210
Net income (loss)	-	-	-	-	(9,436,259)	(9,436,259)
Foreign currency translation adjustments	-	-	-	35,232	-	35,232
Balances, December 31, 2015	190,743,961	$19,074	$28,767,850	$88,823	$(30,153,048)	$(1,277,301)

See Notes to Financial Statements

HCi Viocare

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2015	2014

Operating Activities
Net loss	$(9,436,259)	$(19,022,177)
Adjustments to reconcile net loss to net cash used by operating activities:
Shares issued for acquisition of patented technologies	4,550,000	1,750,000
Stock option vested gradually	291,210	647,853
Shares issued for stock award	533,335	-
Shares issued for services provided	75,600	-
Amortization of beneficial conversion feature	368,273	171,920
Loss on debt settlement	1,804,704	15,582,387
Gain on foreign currency transactions	(27,411)	(43,584)
Impairment of goodwill	-	149,988
Depreciation	47,564	6,502
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(2,201)	15,346
Decrease (Increase) in prepaid expense	(39,646)	(46,839)
Decrease (Increase) in other receivable	(41,289)	-
Decrease (Increase) in inventory	85	(468)
Increase (Decrease) in corporate taxes	12,074	(4,660)
Increase (Decrease) in accounts payable and accrued expenses	291,186	105,450
Increase (Decrease) in accounts payable and accrued expenses, related party	218,830	212,468
Increase (Decrease) in liability of unissued shares	249,040	-
Net cash used by operating activities	(1,104,905)	(475,814)

Investing Activities
Additions to Property, plant and equipment	(274,470)	(116,124)
Investment in WD Spence Ltd.	-	(168,121)
Cash acquired from business combination	-	2,929
Net cash (used) by investing activities	(274,470)	(281,316)

Financing Activities
Loans from related parties	455,364	908,506
Proceeds from private placement	550,447	200,000
Net cash provided by financing activities	1,005,811	1,108,506

Increase (decrease) in cash	(373,564)	351,376

Cash at beginning of period	408,252	-
Effects of exchange rates on cash	(25,109)	56,876
Cash at end of period	$9,579	$408,252

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Convertible notes converted to shares	$326,619	$-
Interest payable converted to shares	12,116	-
Accounts receivable acquired from business combination	-	(17,603)
Inventory acquired from business combination	-	(6,799)
Prepaid expenses acquired from business combination	-	(574)
Computer & Equipment acquired from business combination	-	(731)
Accounts payable acquired from business combination	-	5,240
Corporate tax from related parties acquired from business combination	-	5,044
Deferred tax from related parties acquired from business combination	-	219
Advances from related party, converted to loan	-	540,193
Notes payable settled by the issuance of common stock		300,000

See Notes to Consolidated Financial Statements

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

Note 2 - GOING CONCERN

The Company incurred net losses of $9,436,259 and $19,022,177 for the year ended December 31, 2015 and 2014, respectively and has a retained deficit of $30,153,048. In addition, the Company had a working capital deficiency of $1,412,052 and a stockholders' deficit of $1,227,301 at December 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Currencies (cont’d)

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

Inventory

Inventories, which consist principally of raw materials and work-in-process, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. Work-in-process inventory consists of materials, labor and a predetermined fixed rate of overhead which is valued based on established standards for the stage of completion of each custom order. We do not carry finished goods on hand. Material, labor and overhead costs are determined at the individual clinic level. Presently we only maintain very limited parts and raw materials inventory.

Warranty

We do not record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the applicable limited warranty as all component parts are covered by our respective industry suppliers.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2015 and 2014, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $5,317,942 and $2,652,465 for the  year ended December 31, 2015 and 2014, respectively.

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

HCi Viocare
Notes to Financial Statements

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has retained deficit from operations. Because there is no certainty that we will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses.

All income tax years from inception are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the year ended December 31, 2015 and December 31, 2014, respectively, however, since the Company reflected a net loss in the year ended December 31, 2015 and in the fiscal year ended December 31, 2014, respectively, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

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

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of December 31, 2015, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2015	December 31, 2014
Office lease	$51,429	$21,687
Professional fees	13,779	17,000
Travel advances and other expenses	12,999	8,682
Total prepaid expense	$78,207	$47,369

HCi Viocare
Notes to Financial Statements

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At 1 January, 2014	$-	$-	$-	$-	$-	$-	$-
Additions - purchase	34,148	7,151	12,702	62,123	-	-	116,124
Additions - business combination	-	-	731	-	-	-	731
Foreign exchange	(3,927)	(798)	(910)	(1,341)	-	-	(6,976)
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879

Additions - purchase	188,559	25,841	16,860	-	1,343	41,867	274,470
Foreign exchange	(8,117)	1,144	(1,954)	(6,250)	(57)	(4,437)	(19,671)
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Amortization
At 1 January, 2014	$-	$-	$-	$-	$-	$-	$-
Charge for the period	3,299	1,332	1,340	531	-	-	6,502
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502

Charge for the period	21,317	5,557	5,363	11,248	134	3,945	47,564
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066

Carrying Amounts
At December 31, 2014	$26,922	$5,021	$11,183	$60,251	$-	$-	103,377
At December 31, 2015	$186,047	$26,449	$20,726	$42,753	$1,152	$33,485	310,612

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and computer and equipment is amortized over three years.

Vehicles are amortized over five years.

Plant and machine equipment and lab equipment is amortized over 4 years.

HCi Viocare
Notes to Financial Statements

Note 7 - PATENTED TECHNOLOGY

(1)	Socket-Fit

On February 12, 2014, the Company, through our wholly owned Scottish subsidiary, HCi Viocare Technologies Limited (“Viocare”), entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and Viocare (“Kapatos”), to acquire all rights and interest in and to patent pending technology known as “Socket-Fit”.

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

As consideration for the acquisition:

•HCi Viocare Technologies shall cause the parent Company to issue to Kapatos a total of 3,500,000 shares of the common stock of the Company on execution of the agreement;

•a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

The issuance of 3,500,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $1,125,000 or $0.32 per share. The Company recorded the $1,125,000 as research and development expenses during the three months ended June 30, 2014 due to the fact that Mr. Kapatos is a related party to the Company.

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement (“Amendment of Acquisition Agreement”) dated April 16, 2014. Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of 7,000,000 restricted shares of the common stock of the Company as additional consideration for all other applications of the Smart Insole technology.

The issuance of 7,000,000 shares of the common stock of the Company to Kapatos was valued at fair market value on issuance totaling $4,550,000 or $0.65 per share. The Company recorded the $4,550,000 as research and development expenses during the year ended December 31, 2015 due to the fact that Mr. Kapatos is a related party to the Company.

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

This lease was terminated during April 2015 and the deposit was returned in May, 2015.

Office in Greece

On February 3, 2014 the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,700 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of December 31, 2015, $3,272 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 2, 2015 and ending on October 5, 2024. The monthly rental fee is $6,810 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,089 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,595 (EUR €12,465) as deposit in the prepaid account.

On September 10, 2015 the terms of the lease were amended to include the following provisions:

-	Effective September 1, 2015, the monthly rental fee shall be reduced to $3,400 (EUR €3,116) for a period of 12 months ending August 31, 2016.

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

HCi Viocare
Notes to Financial Statements

Note 8 - OFFICE LEASE (continued)

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$29,603 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$59,206 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$59,206 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD44,404 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$59,206 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $29,603 (GBP £20,000) as deposit in the prepaid account.

Prepaid expense relating to the aforementioned office leases consists of the following:

Location	Greece	United Kingdom
As of January 1, 2014	$-	$-
Addition – deposit	16,738	3,107
Addition – 10-month rental	20,963	-
Expensed rental fee during the fiscal year ended December 31, 2014	(20,620)	-
Foreign exchange	1,717	(218)
As of December 31, 2014	18,798	2,889
Addition – deposit	-	29,603
Addition – next month rent fee	-	5,140
Refund on deposits	-	(1,314)
Expensed rental fee during the fiscal year ended December 31, 2015	-	(1,575)
Foreign exchange	(1,931)	(181)
As of December 31, 2015	$16,867	$34,562

Note 9 - CONVERTIBLE NOTES

(1)	Convertible notes due on June 10, 2016:

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

Interest expenses:

	For the year ended December 31,
	2015	2014
Amortization of debt discount	$368,273	$35,683
Interest at contractual rate	6,883	6,580
Totals	$375,156	$42,263

The following table summarizes the balance of the convertible notes on the balance sheets as of December 31, 2015 and December 31, 2014:

Balance, December 31, 2013	$-
Gross principal amount	540,193
Converted to shares	(124,971)
Foreign exchange	(50,569)
Balance, December 31, 2014	$364,653
Converted to shares	(326,619)
Foreign exchange	(38,034)
Balance, December 31, 2015	$-
Unamortized discount	$-

HCi Viocare
Notes to Financial Statements

Note 10 -   LOAN

On June 11, 2015, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $163,595 (EUR €150,000) as advances (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”).   During the year ended December 31, 2015 we accrued interst totaling $4,628 (EUR €4,171).

Note 11 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,625) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Professor Martha Lucia Zequera was not renewed upon its expiration.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

The consulting agreement entered into with Mr. William Spence was not renewed upon its expiration..

HCi Viocare
Notes to Financial Statements

Note 11 -   COMMITMENTS (continued)

(3)	Employment Agreement with William Donald Spence

On June 9, 2014, HCi Viocare Clinics entered into an agreement with Mr. William Donald Spence (the “Employment Agreement”) whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and its wholly-owned subsidiary clinics. The contract has a term of one year, starting on June 10, 2014, and ending on June 9, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be sixty thousand GBP (£60,000) (USD$88,950) per year payable monthly in arrears on the last Friday of every month by credit transfer. HCi Viocare Clinics shall also pay any fees in connection with the membership of Mr. Spence to any professional, regulatory or other such body of which Mr. Spence’s membership is required to carry out his role with HCi Viocare Clinics, as well as all insurance payments. During the period ended June 30, 2015 Mr. Spence resigned as the Director of Clinical Operations and his annual contract was not renewed.

(4)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.

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

As at December 31, 2015 a total of 336,000 shares had not yet been issued and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the total amount of $249,040.  In addition a total of $24,000 for monthly service fees are included in accounts payable.

(6)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,180) per month.

HCi Viocare
Notes to Financial Statements

Note 12 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the year ended December 31, 2015 and 2014:

Services provided from related parties:

	Year Ended December 31,
	2015	2014
Consulting fees from CEO and President (i)	$60,000	$60,000
Consulting fees from a Director (ii)	44,380	48,655
Professional fees from CFO (iii)	-	5,484
Professional fees from Director (iv)	13,314	15,924
Research and development from Director (v)	57,130	57,162
Stock award granted to Director (iv)	450,000	-
Consulting fees for VP (vii)	8,876	-
Consulting fees for COO (viii)	51,582	-
	$685,282	$187,225

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

(iv)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards.

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

HCi Viocare
Notes to Financial Statements

Note 12 -   RELATED PARTY TRANSACTIONS (continued)

(vii)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR$2,000 (USD$2,180) per month.

(viii)
On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 66,712) per year.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2014 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2015 ($)
Consulting fees from CEO and President (i)	80,602	60,000	175,548	(12,116)	(10,153)	293,881
Consulting fees from a Director (ii)	-	44,380	-	(44,380)	-	-
Professional fees from Director (iv)	1,216	13,314	-	(13,439)	-	1,091
Research and development from Director (v)	-	57,130	-	(57,130)	-	-
Consulting fees for VP (vii)	-	8,876	-	(8,876)	-	-
Consulting fees for COO (viii)	-	51,582		(51,582)	-	-
	81,818	235,282	175,548	(187,523)	(10,153)	294,972

Advances from related parties:

	Balance, December 31, 2014 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, December 31, 2015 ($)
CEO and President (i)	393,044	262,535	-	(39,681)	615,898
COO (viii)	-	82,050	(46,570)	(1,958)	33,522
	393,044	344,585	(46,570)	(41,639)	649,420

HCi Viocare
Notes to Financial Statements

Note 12 -   RELATED PARTY TRANSACTIONS (continued)

Loan Agreement from related parties (ref Note 9 – Convertible Notes)

	Balance, December 31, 2014 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2015 ($)
CEO and President (i)	364,653	166,426	(326,619)	(40,865)	163,595

Note 13 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of  25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 14 below).

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

HCi Viocare
Notes to Financial Statements

Note 13 - CAPITAL STOCK (continued)

Share issuances in 2015: (continued)

On May 7, 2015 and June 1, 2015 respectively, the Company issued 56,000 shares of the common stock of the Company to Hellenic American Securities S.A under the consulting agreement. (ref Note 11(5)). Each issuance of 56,000 shares of  common stock was valued at fair maket value on issuance date,  totaling $36,400 and $39,200, respectively.

On July 24, 2015, the Company approved the issuance of 116,667 common shares for the services provided by Ms. Vasiliki Bountri, employee, in the form of stock awards. The issuance of 116,667 shares of the common stock was valued at fair market value on issuance totaling $83,335.

On October 2, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 267,241 shares of the Company’s common stock at a purchase price of $0.58 per share for total cash proceeds of $155,000.  The shares are subject to applicable resale restrictions.

On October 14, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 200,000 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $100,000.  The shares are subject to applicable resale restrictions.

On November 4, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 56,658 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $28,329.  The shares are subject to applicable resale restrictions.

On November 5, 2015, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with a private investor for a total of 130,435 shares of the Company’s common stock at a purchase price of $0.50 per share for total cash proceeds of $65,524.  The shares are subject to applicable resale restrictions.

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

HCi Viocare
Notes to Financial Statements

Note 13 - CAPITAL STOCK (continued)

As at December 31, 2015 and December 31, 2014 the Company has a total of 190,743,961 and 102,458,881 shares issued and outstanding, respectively.

Liability for Unissued Shares

Under the terms of the contract with the Company, Hellenic American Securities S.A shall receive payments of 56,000 shares of Company’s common stock on each month from July to December respectively (ref Note 11(5)). As at December 31, 2015 a total of 336,000 shares had not yet been issued and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the total amount of $249,040.

Designation of Series A Preferred Stock

On January 13, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada.   The Certificate of Designation sets forth the rights, preferences and privileges of a class of the Company’s preferred stock.  Such class shall be designated as the “Series A Preferred Stock” and the number of shares constituting such series shall be 5,000,000 shares.  The holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company’s common stock.  Holders of Series A Preferred Stock shall have 50 votes per share of Series A Preferred Stock held by them and shall be entitled to notice of any stockholders’ meeting and to vote as a single class upon any matter submitted to the stockholders for a vote.  Each share of Series A Preferred Stock is convertible into 20 shares of our common stock at any time at the holder’s option.  Shares of Series A Preferred Stock shall not be entitled to any dividends.  The preferred stock shall be entitled to a preference over all of the shares of common stock of the Company with respect to the distribution of assets in the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other distribution of the assets of the Company among its shareholders for the purpose of winding up its affairs.

Note 14 - STOCK OPTIONS

On April 15, 2014, the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements with respect to services to be provided. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. All of the aforementioned stock options vested in April 2015.  The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement with Mr. Spence. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The aforementioned options vested upon the one year anniversary of the date of appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

The following table summarizes information concerning stock options outstanding as of December 31, 2015 and December 31, 2014:

HCi Viocare
Notes to Financial Statements

Note 14 - STOCK OPTIONS (continued)
	December 31, 2015		December 31, 2014
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	-	-
Granted	-	-	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, at December 31, 2013	-	-
Granted	25,000	$0.04
Vested	-	-
Forfeited	-	-
Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of December 31, 2015	-	$-

The Company recognized stock-based compensation expense allocated to research and development of $291,210 during the year ended December 31, 2015 ($647,853 – December 31, 2014).

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

Options Granted during quarter ended June 30, 2014
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

Note 15 – PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at December 31, 2015 was $3,843,000 in the U.S., $800,840 in Greece and $453,700 in the U.K. and at December 31, 2014 was $2,403,548 in the U.S., $231,800 in Greece and $226,000 in the U.K.

The provision for income taxes in US consists of the following:

	Year ended December 31,
	2015	2014
Current operations	$1,228,000	$5,649,500
Timing differences, Stock based compensation	-	425,000
Loss on debt settlement and stock options	(738,800)	-
Less, Change in valuation allowance	(489,200)	(6,074,500)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Year ended December 31,
	2015	2014
Current operations	$147,900	$60,000
Less, Change in valuation allowance	(147,900)	(60,000)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Year ended December 31,
	2015	2014
Current operations	$1,050,000	$434,800
Research and development	(1,005,00)	(389,000)
Less, Change in valuation allowance	(45,000)	(45,800)
Net refundable amount	$-	$-

HCi Viocare
Notes to Financial Statements

Note 15 – PROVISION FOR INCOME TAXES: (continued)

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015			December 31, 2014
	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$3,843,000	$800,840	$453,700	$2,403,548	$231,800	$226,800
Less, Valuation allowance	(3,843,000)	(800,840)	(453,700)	(2,403,548)	(231,800)	(226,800)
Net deferred tax asset	$-	$-	$-	$-	$-	$-

The Company has no tax position at December 31, 2015 and December 31, 2014 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2015 or at December 31, 2014. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Note 16 - SUBSEQUENT EVENTS

On January 7, 2016, the Company entered into two Private Placement Subscription Agreements with two natural persons. Under the terms of the Agreements the Individuals subscribed for a cumulative total of 70,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$35,000. The shares are subject to applicable resale restrictions.

On February 1, 2016, the Company entered into a consulting agreement with Sitimo Ltd.  Under the terms of the Agreement, Consultant shall provide consulting services to the Company for the development and expansion of its business and establishment of Prosthetics and Orthotics clinics in the region of South Eastern Europe as well as the Middle East. The Consultant undertakes to introduce the Company to the healthcare market of South Eastern Europe and Middle East. The Agreement has a term of twelve (12) months and the Consultant is entitled to remuneration for the provision of services in the form of 100,000 shares of the common stock to be issued within thirty days from the enforcement of the Agreement.

On February 2, 2016, the Company entered into an Agreement with LXM Finance LLP (“LXM”), a company having a registered office in London, UK. Under the terms of the Agreement, LXM shall assist the Company with its proposed raising of funds (in the amount of up to fifty million (50,000,000 €) Euros), through introducing potential investors to the Company in order for an increase in the Company’s share capital, debt financing or by a combination thereof to be effected.

HCi Viocare
Notes to Financial Statements

Note 16 - SUBSEQUENT EVENTS (continued)

On February 10, 2016, the Company entered into a consulting agreement with an individual.  Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Spain in view of the Company's plans to expand its clinics business and establish a Prosthetic and Orthotic Clinic in Spain. The Agreement has a six-month term ending on August 2, 2016, and the Consultant shall be remunerated with 50,000 shares of the Company's common stock.

On February 17, 2016, the Company entered into a Private Placement Subscription Agreement  with an individual. Under the terms of the Agreement the Individual subscribed for a total of 3,625 shares of the Company’s common stock at a purchase price of US$0.40 per share for total cash proceeds of US$1,450. The shares are subject to applicable resale restrictions.

On February 18, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Middle East and specifically of Saudi Arabia in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in the Middle East. The Agreement has a six-month term ending on August 18, 2016 and the Consultant shall be remunerated with 200,000 shares of the common stock.

On February 19, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Turkey in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in Turkey. The Agreement has a six-month term ending on August 19, 2016 and the Consultant shall be remunerated with 200,000 shares of the common stock.

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six month anniversary of the date of grant and the 12 month anniversary of date of grant.

On March 2, 2016, the Company entered into a Private Placement Subscription Agreement  with an individual. Under the terms of the Agreement the Individual subscribed for a total of 50,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$25,000. The shares are subject to applicable resale restrictions.

On March 2, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 50,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$25,000. The shares are subject to applicable resale restrictions.

On March 8, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 240,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$120,000.00. The shares are subject to applicable resale restrictions.

On March 9, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed each for a total of 54,875 shares of the Company’s common stock at a purchase price of US$0.40 per share for cash proceeds of US$21,950.00. The shares are subject to applicable resale restrictions.

On March 22, 2016, the Company approved the issuance of 50,000 common shares for services provided by Mr. Mikulas Dylowicz, consultant, in the form of stock awards which shall vest as of the date of grant

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On, or about September 17, 2015, the Company notified its independent registered public accounting firm, Anderson Bradshaw PLLC ("AB"), that the Company had decided to change auditors and was therefore dismissing AB, effective immediately.  The Company’s decision was approved by the Company’s board of directors, acting as the audit committee, on that same day, and concurrent with AB’s dismissal, the board of directors appointed Heaton & Company, PLLC (“Heaton”) as the Company’s new independent registered public accounting firm.

During the fiscal year ended December 31, 2014, and through September 17, 2015, neither the Company nor anyone acting on its behalf consulted Heaton regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Heaton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The reports of AB regarding the Company’s financial statements for the fiscal year ended December 31, 2014 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal year ended December 31, 2014, and through September 17, 2015, the Company did not (i) have any disagreements (as defined in Item 304(a)(1(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with AB on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AB, would have caused it to make reference thereto in connection with its reports; or (ii) experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors. We do not have any members of the Board who are independent directors and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management's Remediation Initiatives

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2015, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sotirios Leontaritis	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	55	September 10, 2013
Nikolaos Kardaras	Secretary and Director	65	September 10, 2013
Christos Kapatos	Director, Chief Technical Officer	38	September 30, 2013
Heleen Kist	Chief Operating Officer	45	November 7, 2014
Yiannis Levantis	Director	40	July 18, 2015
Sergios Katsaros	Vice President	40	September 1, 2015

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

Dr. Christos Kapatos – Director, Chief Technical Officer

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

Sergios Katsaros, Vice President

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

Mr. Katsaros is not an officer or director of any other reporting issuers.

Yiannis Levantis, Director

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

Mr. Levantis is not an officer or director of any other reporting issuers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and/or  person beneficially owning greater than 10% of the Company’s equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

Sergios Katsaros failed to timely file his Form 3 in connection with his appointment as Vice President. Sotirios Leontaritis failed to timely file his Form 4 in connection with the issuance of shares of common stock to him on two occasions. Nikolaos Kardaras failed to timely file his Form 4 in connection with the grant of stock awards. Christos Kapatos failed to timely file his Form 4s in connection with the issuance of shares of common stock to him.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: Sergios Katsaros (1 form, 0 transactions); Sotirios Leontaritis (2 forms, 2 transactions); Nikolaos Kardaras (1 form, 1 transaction); and Christos Kapatos (1 form, 2 transactions). We note in a review of the filings with the Securities and Exchange Commission that Mr. Jinzhao Wu has not filed a Form 4 or Form 5 reporting the disposition of his shares of the Company during fiscal 2013.

 ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

•	Our principal executive officers for the fiscal years ended December 31, 2015 and 2014

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sotirios Leontaritis(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	2015	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
	2014	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
Heleen Kist(3) Chief Operating Officer	2015	51,582	Nil	Nil		Nil	Nil	Nil	51,582
	2014	13,670	Nil	Nil	Nil	Nil	Nil	Nil	13,670
Christos Kapatos (4) Chief Technical Officer	2015	44,380	Nil	Nil		Nil	Nil	Nil	44,380
	2014	48,655	Nil	Nil	Nil	Nil	Nil	Nil	48,655
Sergios Katsaros(2) Vice President	2015	8,876	Nil	Nil	Nil	Nil	Nil	Nil	8,876
	2014	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Grigorios Tsourtos(5) Former Chief Financial Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2014	5,484	Nil	Nil	Nil	Nil	Nil	Nil	5,484

(1) Mr. Sotirios Leontaritis was appointed as Chief Executive Officer, President, Treasurer, and Director on September 9, 2013 and Chief Financial Officer on June 9, 2014.  During fiscal 2015 Mr. Leontaritis accrued total compensation of $60,000.  During fiscal 2014 Mr. Leontaritis accrued total compensation of $60,000 under his contract, of which a total of $45,000 was converted to shares at $0.03333 per share.
(2)Sergios Katsaros was appointed Vice President on September 1, 2015.
(3) Ms. Kist was appointed Chief Operating Officer on November 7, 2014.
(4) Dr. Christos Kapatos was appointed to the Company’s Board of Directors on September 30, 2013 and agreed to act as the Company’s Chief Technical Officer on April 16, 2014.
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

The following table summarizes information concerning stock options outstanding as of December 31, 2015:

	December 31, 2015		December 31, 2014
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

Employment Agreements

On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and its President and Chief Executive Officer, Sotirios Leontaritis (“Leontaritis”), whereby Leontaritis will provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company will pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Leontaritis received cash compensation of US$5,000 and a stock award of 7,000,000 shares of common stock of the Company in consideration of his services for the period from September 10, 2013 to December 31, 2013.  During fiscal 2015 Mr. Leontaritis accrued total compensation of $60,000.  During fiscal 2014 Mr. Leontaritis accrued total compensation of $60,000 under his contract, of which a total of $45,000 was converted to shares at $0.03333 per share.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,625) per year payable in equal monthly installments beginning on May 1, 2014.

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos.

On November 7, 2014, the Company’s subsidiary, HCi Clinics W.D. Spence Prosthetics Limited entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer.

 On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.
On September 1, 2015, the Board of Directors approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 per month.

On March 1, 2016, the Company approved a one-year extension of the consulting agreement entered into with Mr. Katsaros.

Compensation of Directors

During the most recent fiscal year, only Mr. Nikolaos Kardaras has received compensation for his services as a director of the Company.  Mr. Kardaras received $13,314 in the fiscal year ended December 31, 2015 and $15,924 in the fiscal year ended December 2014.   In addition, during fiscal 2015 Mr. Kardaras was issued a fully vested stock award of 700,000 shares of the Company’s common stock for prior services provided, valued at $450,000, which was the market price on the date of issue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 191,912,461 shares of common stock issued and outstanding as of March 23, 2016, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Sotirios Leontaritis	142,710,562 shares held directly	74.4%
Common Stock	Christos Kapatos	14,100,000 shares held directly(2)	7.3%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of March 23, 2016 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 191,912,461 shares of common stock issued and outstanding as of March 23, 2016.
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

Security Ownership of Management

The following table shows, as of March 23, 2016, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Sotirios Leontaritis, CEO and President	142,710,562 shares held directly	74.4%
Common Stock	Christos Kapatos, Director and CTO	14,100,000 shares held directly(2)	7.3%
Common Stock	Nikolaos Kardaras, Director and Secretary	700,000	0.4%
Common Stock	Yiannis Levantis, Director	-	-
Common Stock	Heleen Kist, COO	1,420,000 shares held directly	0.7%
Common Stock	Sergios Katsaros, Vice President	100,000 shares held directly	0.1%
	All Officers and Directors as a Group	159,030,562	82.9%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of March 23, 2016 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 191,912,461 shares of common stock outstanding as of March 23, 2016.
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

None

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides details of the Company’s related party transactions during the year ended December 31, 2015 and 2014:

Services provided from related parties:
	Year Ended December 31,
	2015	2014
Consulting fees from CEO and President (i)	$60,000	$60,000
Consulting fees from a Director (ii)	44,380	48,655
Professional fees from CFO (iii)	-	5,484
Professional fees from Director (iv)	13,314	15,924
Research and development from Director (v)	57,130	57,162
Stock award granted to Director (iv)	450,000	-
Consulting fees for VP (vii)	8,876	-
Consulting fees for COO (viii)	51,582	-
	$685,282	$187,225
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

(iv)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards.

(v)
On June 9, 2014, HCi Viocare Clinics entered into an employment agreement with Mr. William Donald Spence whereby he will provide his services as Director of Clinical Operations of HCi Viocare Clinics and any subsidiary clinics.  During the period ended June 30, 2015 Mr. Spence resigned as the Director of Clinical Operations and his annual contract was not renewed.

(vi)	On July 18, 2015, the Board of Directors of the Company appointed Yiannis Levantis as a member of the Board of Directors of the Company.
(vii)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.
Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 (USD$2,180) per month.

(viii)
On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer.
On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 66,712) per year.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2014 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2015 ($)
Consulting fees from CEO and President (i)	80,602	60,000	175,548	(12,112)	(10,157)	293,881
Consulting fees from a Director (ii)	-	44,380	-	(44,380)	-	-
Professional fees from Director (iv)	1,216	13,314	-	(13,439)	-	1,091
Research and development from Director (v)	-	57,130	-	(57,130)		-
Consulting fees for VP (vii)	-	8,876	-	(8,876)	-	-
Consulting fees for COO (viii)	-	51,582		(51,582)		-
	81,818	235,282	175,548	(187,519)	(10,157)	294,972

Advances from related parties:

	Balance, December 31, 2014 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, December 31, 2015 ($)
CEO and President (i)	393,044	262,535	-	(39,681)	615,898
COO (viii)	-	82,050	(46,570)	(1,958)	33,522

Loan Agreement(s) with related parties

	Balance, December 31, 2014 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2015 ($)
CEO and President (i)	364,653	166,426	(326,619)	(40,865)	163,595

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

On June 11, 2015, the Company entered into a loan agreement with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $163,595 (EUR €150,000) as advances (the “Note”). The Note earns simple interest accruing at five percent (5%) per annum and is due and payable within five years from the date of the agreement (“Maturity Date”).

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

Parents

None.

Director Independence

As of the date of this Annual Report, we have one independent director. Mr. Yiannis Levantis.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2015 and for the fiscal year ended December 31, 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015 $	December 31, 2014 $
Audit Fees	21,000	13,300
Audit Related Fees	-0-	-0-
Tax Fees	7,050	2,500
All Other Fees	-0-	-0-
Total	28,050	15,800

Audit Fees

During the fiscal year ended December 31, 2015, we incurred approximately $21,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $13,300 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $7,050 and $2,500, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.3	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	March 30, 2016	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2016	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	March 30, 2016	By:	/s/ Nikolaos Kardaras
		Name:	Nikolaos Kardaras
		Title:	Secretary and Director

Date:	March 30, 2016	By:	/s/ Christos Kapatos
		Name:	Christos Kapatos
		Title:	Director

Date:	March 30, 2016	By:	/s/ Yiannis Levantis
		Name:	Yiannis Levantis
		Title:	Director