Form 10-Q
period 2016-03-31
HCi Viocare
filed 2016-05-23
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

192,312,461 shares of common stock issued and outstanding as of May 18, 2016

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016.

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-22

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$57,060	$9,579
Accounts receivable	6,633	3,075
Other receivable	39,244	39,590
Inventory	6,107	6,346
Prepaid expenses (Note 5)	68,323	78,207
Total Current Assets	177,367	136,797

Long-term Assets
Property, plant and equipment, net (Note 6)	290,299	310,612

Total Assets	$467,666	$447,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$368,117	$355,417
Accounts payable and accrued expenses-related party (Note 10)	366,720	294,972
Advances from a related party (Note 10)	754,144	649,420
Liability for unissued shares	390,440	249,040
Corporate taxes	11,721	12,074
Total Current Liabilities	1,891,142	1,560,923

Loan from a related party (Note 8)	215,765	163,595
Deferred taxes	187	192

Total Liabilities	2,107,094	1,724,710

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of March 31, 2016 and December 31, 2015		-
Common stock, par value $0.0001, 700,000,000 shares authorized;
191,912,461 shares issued and outstanding as of March 31, 2016
190,743,961 shares issued and outstanding as of December 31, 2015	19,191	19,074
Additional paid-in capital	29,587,633	28,767,850
Retained Deficit	(31,242,875)	(30,153,048)
Accumulated other comprehensive income	(3,377)	88,823
Stockholders' equity (deficiency)	(1,639,428)	(1,227,301)
Total Liabilities and Stockholders' Equity (Deficiency)	$467,666	$447,409

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues
Sales	$140,520	$10,416
Cost of goods sold	67,188	6,065
Gross Profit	73,332	4,351

Operating Expenses
Depreciation	20,814	4,983
Office rent	27,746	38,650
Office expenses	63,309	58,684
Consultancy Fees	670,908	33,056
Professional fees	214,026	50,139
Research and development	127,105	383,605
Travel and entertainment	36,568	36,151
Total Operating Expenses	1,160,476	605,268

Loss from Operations	(1,087,144)	(600,917)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	(319)	5,208
Interest Expenses due to related party	(2,364)	(24,430)
Total Other Income (Expenses)	(2,683)	(19,222)

Loss before Provision for Income Tax	(1,089,827)	(620,139)

Provision for Income Tax	-	-

Net Loss	$(1,089,827)	$(620,139)

Basic and fully diluted loss per share	$(0.01)	$(0.04)

Weighted average shares outstanding	191,228,721	14,685,395

Comprehensive Income (Loss):
Net loss	$(1,089,827)	$(620,139)
Effect of foreign currency translation	(92,200)	51,031
Comprehensive Loss	$(1,182,027)	$(569,108)

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Operating Activities
Net loss	$(1,089,827)	$(620,139)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option vested gradually		231,550
Shares issued for stock award	126,250
Shares issued for services provided	465,250
Amortization of beneficial conversion feature	-	20,198
Gain on foreign currency transactions	(8,658)	(27,479)
Depreciation	20,799	4,983
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(2,566)	(370)
Decrease (Increase) in prepaid expense	9,675	(34,361)
Decrease (Increase) in other receivable	1,445	-
Decrease (Increase) in inventory	54	(1,060)
Increase (Decrease) in accounts payable and accrued expenses	8,891	35,387
Increase (Decrease) in accounts payable and accrued expenses, related party	61,348	44,991
Increase (Decrease) in liability of unissued shares	141,400	-
Net cash used by operating activities	(265,939)	(346,300)

Investing Activities
Additions to Property, plant and equipment	(2,598)	(22,842)
Net cash (used) by investing activities	(2,598)	(22,842)

Financing Activities
Loans from related parties	166,121	11,294
Repayment advances from related party	(89,296)	-
Proceeds from private placement	228,400	201,594
Net cash provided by financing activities	305,225	212,888

Increase (decrease) in cash	36,688	(156,254)

Cash at beginning of period	9,579	408,252
Effects of exchange rates on cash	10,793	11,591
Cash at end of period	$57,060	$263,589

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Consolidated Financial Statements

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

Note 2 - GOING CONCERN

The Company incurred net losses of $1,089,827 and $620,139 for the three months ended March 31, 2016 and 2015, respectively and has a retained deficit of $31,242,875. In addition, the Company had a working capital deficiency of $1,713,775 and a stockholders' deficit of $1,639,428 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has relied heavily for its financing needs on its Chief Executive Officer and President as more fully disclosed in Note 10.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi Viocare and its wholly-owned subsidiaries, HCi Viocare Technologies Limited, HCi Viocare Clinics UK Limited and HCi Viocare Clinics (Hellas) S.A. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and persuasive evidence of an arrangement exists. This generally occurs when prosthetic products are fitted to customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectability is reasonably assured.

Inventory

Inventories, which consist principally of raw materials and parts, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses. Work-in-process inventory consists of materials, labor and a predetermined fixed rate of overhead which is valued based on established standards for the stage of completion of each custom order. We do not carry finished goods on hand. Material, labor and overhead costs are determined at the individual clinic level. Presently we only maintain very limited parts and raw materials inventory.

Warranty

We do not record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the applicable limited warranty as all component parts are covered by our respective industry suppliers.

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $127,105 and $383,605 for the three months ended March 31, 2016 and 2015, respectively.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively, however, since the Company reflected a net loss in the three months ended March 31, 2016 and the year ended December 31, 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2016	December 31, 2015
Office lease	$55,928	$51,429
Professional fees	2,000	13,779
Travel advances and other expenses	10,395	12,999
Total prepaid expense	$68,323	$78,207

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879
Additions - purchase	188,559	25,841	16,860	-	1,343	41,867	274,470
Foreign exchange	(8,117)	1,144	(1,954)	(6,250)	(57)	(4,437)	(19,671)
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678

Additions - purchase	-	-	2,598	-	-	-	2,598
Foreign exchange	(3,018)	(245)	50	2,248	(37)	(1,095)	(2,097)
At March 31, 2016	207,645	33,093	30,077	56,780	1,249	36,335	365,179

Amortization
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502
Charge for the period	21,317	5,557	5,363	11,248	134	3,945	47,564
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066

Charge for the period	10,363	2,505	2,277	3,438	74	2,157	20,814
At March 31, 2016	34,979	9,394	8,980	15,217	208	6,102	74,880

Carrying Amounts
At December 31, 2015	$186,047	$26,449	$20,726	$42,753	$1,152	$33,485	$310,612
At March 31, 2016	$172,666	$23,699	$21,097	$41,563	$1,041	$30,233	$290,299

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and computer and equipment is amortized over three years.

Vehicles are amortized over five years.

Plant and machine equipment and lab equipment is amortized over 4 years.

Note 7 - OFFICE LEASE

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of March 31, 2016, $3,400 (EUR €3,000) is shown as deposit in the prepaid account.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 7 - OFFICE LEASE (continued)

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $7,050 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,130 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $14,162 (EUR €12,465) as deposit in the prepaid account.

On October 9, 2015 the terms of the lease were amended to include the following provisions:

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

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare center, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$28,800 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$57,600 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$57,600 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD43,200(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$57,600 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2015	$16,867	$34,562
Prepaid rental fee	-	4,960
Foreign exchange on the deposits	695	(1,156)
As of March 31, 2016	$17,562	$38,366

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 8 -   LOAN

On June 11, 2015 and February 10, 2016, the Company entered into loan agreements with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $163,595 (EUR €150,000) and $44,925 (EUR€40,000 as advances ( collectively the “Notes”). The Notes earn simple interest accruing at five percent (5%) per annum and are due and payable within five years from the date of the agreement (“Maturity Date”).   During the three months ended March 31, 2016 we accrued interest totaling $2,364 (EUR €2,144) in respect of these loans.

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$45,250) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$28,785) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$57,570) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

(2)	Advisors (continued)
-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$28,785) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$57,570) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham.

(3)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$43,180) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 64,800) per year.

(4)	Consulting Agreement with Hellenic American Securities S.A.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

(4)	Consulting Agreement with Hellenic American Securities S.A. (continued)

As at March 31, 2016 a total of 504,000 shares had not yet been issued (December 31, 2015 – 336,000 shares) and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $390,440 (December 31, 2015 - $249,040).  In addition, a total of $33,000 for monthly service fees are included in accounts payable (December 31, 2015 - $24,000).  Subsequent to March 31, 2016 the contract expired and the Company and Hellenic are in the process of negotiating an agreeable settlement to the accrued consideration.

(5)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,260) per month. On March 1, 2016 the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

(6)	Financing agreement with LXM Finance LLP

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

LXM is entitled to the following consideration under the Agreement:

(a)	a Retainer Fee of 12,500 Euros per month, payable in arrears; and,
(b)
a Success Fee of 7% of the Investment Amount(s) accepted and closed on by the Company by any Introduced Investor;  the Success Fee shall be payable to LXM Finance in cleared funds (to an account notified in writing by LXM Finance to the Company for such purpose) within 10 Business days after the date on which such funds are accepted and closed on by the Company by such Introduced Investor and irrespective of whether or not the Engagement Letter has been terminated as at such date of investment or commitment

Notwithstanding the above, LXM Finance shall be entitled (in its sole discretion), to opt (by way of written notice to the Company) to receive up to 100% of the amount of any Success Fee in the form of securities in the Company in lieu of any cash payment subject to the Company’s agreement in writing, in compliance with all applicable securities rules and regulations, without prejudice to the Company’s right to offer cash form of payment.

As of March 31, 2016, 12,500 euros have been paid, and a further 12,500 euros has been accrued in respect of this agreement;

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three months ended March 31, 2016 and 2015:

Services provided from related parties:

	Three Months Ended March 31,
	2016	2015
Consulting fees from CEO and President (i)	$15,000	$15,000
Consulting fees from a Director (ii)	11,028	11,285
Professional fees from Director (iii)	3,308	3,386
Consulting fees for VP (v)	6,617	-
Consulting fees for COO (vi)	16,113	-
Stock-based compensation (VP) (v)	84,500	-
	$136,566	$29,671

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

(v)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,180) per month.

On March 1, 2016 the Company approved a one-year extension to the consulting agreement. Concurrently, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(vi)
On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$43,180) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 64,800) per year.

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2015 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses And interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, March 31, 2016 ($)
Consulting fees from CEO and President (i)	293,881	15,000	46,721	-	9,982	365,584
Consulting fees from a Director (ii)	-	11,028		(11,028)	-	-
Professional fees from Director (iii)	1,091	3,308	-	(3,263)	-	1,136
Consulting fees for VP (v)	-	6,617	-	(6,617)	-	-
Consulting fees for COO (vi)	-	16,110	-	(16,110)	-	-
	294,972	52,063	46,721	(37,018)	9,982	366,720

Advances from related parties:

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, March 31, 2016 ($)
CEO and President (i)	615,898	176,020	(56,950)	19,176	754,144
COO (viii)	33,522		(32,346)	(1,176)	-
	649,420	176,020	(89,296)	(18,000)	754,144

Loan Agreement from related parties (ref Note 8 - Loan)

	Balance, December 31, 2015 ($)	Addition ($)	Converted to Shares ($)	Foreign Exchange on the Note ($)	Balance, March 31, 2016 ($)
CEO and President (i)	163,595	44,925	-	7,245	215,765

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

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

Share issuances in three months ended March 31, 2016:

On January 7, 2016, the Company entered into two Private Placement Subscription Agreements with two natural persons. Under the terms of the Agreements the Individuals subscribed for a cumulative total of 70,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$35,000. The shares are subject to applicable resale restrictions.

On February 1, 2016, the Company entered into a consulting agreement with Sitimo Ltd.  Under the terms of the Agreement, Consultant shall provide consulting services to the Company for the development and expansion of its business and establishment of Prosthetics and Orthotics clinics in the region of South Eastern Europe as well as the Middle East. The Consultant undertakes to introduce the Company to the healthcare market of South Eastern Europe and Middle East. The Agreement has a term of twelve (12) months and the Consultant is entitled to remuneration for the provision of services in the form of 100,000 shares of the common stock to be issued within thirty days from the enforcement of the Agreement. As at March 31, 2016 100,000 shares have been issued in accordance with the terms and valued at $85,000 the fair market value on agreement date, which amount has been expensed as consulting fees.

On February 10, 2016, the Company entered into a consulting agreement with an individual.  Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Spain in view of the Company's plans to expand its clinics business and establish a Prosthetic and Orthotic Clinic in Spain. The Agreement has a six-month term ending on August 2, 2016, and the Consultant shall be remunerated with 50,000 shares of the Company's common stock. As at March 31, 2016 50,000 shares have been issued in accordance with the terms and valued at $42,250 the fair market value on agreement date, which amount has been expensed as consulting fees.

On February 17, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 3,625 shares of the Company’s common stock at a purchase price of US$0.40 per share for total cash proceeds of US$1,450. The shares are subject to applicable resale restrictions.

On February 18, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Middle East and specifically of Saudi Arabia in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in the Middle East. The Agreement has a six-month term ending on August 18, 2016 and the Consultant shall be remunerated with 200,000 shares of the common stock. As at March 31, 2016 200,000 shares have been issued in accordance with the terms and valued at $169,000 the fair market value on agreement date, which amount has been expensed as consulting fees.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances in three months ended March 31, 2016: (continued)

On February 19, 2016, the Company entered into a consulting agreement with an individual. Under the terms and conditions of the Agreement the Consultant shall provide consulting services and introduce the Company to the healthcare market of Turkey in view of the Company project to expand its business and establish a Prosthetic and Orthotic Clinic in Turkey. The Agreement has a six-month term ending on August 19, 2016 and the Consultant shall be remunerated with 200,000 shares of the common stock. As at March 31, 2016 200,000 shares have been issued in accordance with the terms and valued at $169,000 the fair market value on agreement date, which amount has been expensed as consulting fees.

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. As at March 31, 2016 100,000 shares have been issued in accordance with the terms of the award valued at $84,500, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 2, 2016, the Company entered into Private Placement Subscription Agreements with two individuals. Under the terms of the Agreements the Individuals each subscribed for a total of 50,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cumulative cash proceeds of US$50,000. The shares are subject to applicable resale restrictions.

On March 8, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 240,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$120,000. The shares are subject to applicable resale restrictions.

On March 9, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed each for a total of 54,875 shares of the Company’s common stock at a purchase price of US$0.40 per share for cash proceeds of US$21,950. The shares are subject to applicable resale restrictions.

On March 22, 2016, the Company approved the issuance of 50,000 common shares for services provided by Mr. Mikulas Dylowicz, consultant, in the form of stock awards which shall vest as of the date of grant.  The shares were valued at the fair market value on the date of grant totaling $46,480, which amount has been expensed as stock based compensation.

As at March 31, 2016 and December 31, 2015 the Company had a total of 191,912,461 and 190,743,961 shares issued and outstanding, respectively.

Liability for Unissued Shares

Under the terms of the contract with the Company, Hellenic American Securities S.A shall receive payments of 56,000 shares of Company’s common stock on each month from July 2015 to March 2016 respectively (ref Note 11(5)). As at March 31, 2016 a total of 504,000 shares (December 31, 2015 - 336,000 shares) had not yet been issued and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $390,440 (December 31, 2015 - $249,040).

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

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

Note 12 - STOCK OPTIONS

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

On June 9, 2014, the Company appointed Mr. William Spence to the Advisory Board of the Company and entered into an advisory board agreement with Mr. Spence. Compensation shall be the grant of a total of 5,000 stock options entitling Mr. Spence the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. The advisory board appointment is for a term of one year and the options granted under the agreement will vest on completion of the term of the appointment. The aforementioned options vested upon the one-year anniversary of the date of appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

The following table summarizes information concerning stock options outstanding as of March 31, 2016 and December 31, 2015:
	March 31, 2016		December 31, 2015
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of December 31, 2015	-	$-
Unvested, end of March 31, 2016	-	$-

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at March 31, 2016 was $4,734,000 in the U.S., $998,000 in Greece and $442,000 in the U.K and at December 31, 2015 was $3,843,000 in the U.S., $800,840 in Greece and $453,700 in the U.K.

The provision for income taxes in US consists of the following:

	Three months ended March 31,
	2016	2015
Current operations	$274,210	$108,000
Timing differences, Stock based compensation	(28,730)	-
Less, Change in valuation allowance	(245,480)	(108,000)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Three months ended March 31,
	2016	2015
Current operations	$51,300	$30,000
Less, Change in valuation allowance	(51,300)	(30,000)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Thre months ended March 31
	2016	2015
Current operations	$17,164	$36,820
Research and development	(19,466)	(26,284)
Less, Change in valuation allowance	2,302	(10,536)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of March 31, 2016 and 2015 are as follows:

	March 31, 2016				March 31, 2015
	US Expected rate 34%	Greece Expected rate 26%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$4,734,000		$998,000	$442,000	$3,843,000	$800,840	$453,700
Less, Valuation allowance	(4,734,000)		(998,000)	(442,000)	(3,843,000)	(800,840)	(453,700)
Net deferred tax asset	$-	$		$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13 – PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at March 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2016 and 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Note 14 - SUBSEQUENT EVENTS

On April 4, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 400,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$200,000. The shares are subject to applicable resale restrictions.

On April 22, 2016 the Company entered into an agreement with Renell Wertpapierhandelsbank AG (“Renell”) with respect to the inclusion and trading of all Company shares in the open market at the Berlin Stock Exchange in Germany.  As consideration for the services rendered Renell shall receive a fee of EUR10,000 and EUR3,500 annually thereafter as listing fees.

On May 18, 2016 the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

•	First 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

•	Second 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

On May 20, 2016, the Company entered into Private Placement Subscription Agreements with two individuals. Under the terms of the Agreements the Individuals subscribed for a total of  35,355 shares of the Company’s common stock at a purchase price of US$0.60  per share for total cash proceeds of US$21,213. The shares are subject to applicable resale restrictions.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended March 31, 2016 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016 We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On June 11, 2015, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of EUR€150,000 with an annual interest of 5%, payable on maturity, and the Company agreed to repay the loan within 5 years from the date of the loan agreement.

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

On April 4, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 400,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$200,000. The shares are subject to applicable resale restrictions.

On April 22, 2016 the HCi Viocare (the “Company”) entered into an agreement (the “Agreement”) with Renell Wertpapierhandelsbank AG (“Renell”) with respect to the inclusion and trading of all Company shares in the open market at the Berlin Stock Exchange in Germany. The Company obtained the required data for exchange trading in Germany, that is Wertpapierkennnummer (“WKN”): A2AG73 and Ticker symbol: HCF

On May X, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of X shares of the Company’s common stock at a purchase price of US$0X per share for total cash proceeds of US$X. The shares are subject to applicable resale restrictions.

On May 18, 2016 the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

•	First 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

•	Second 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.hciviocare.com/

RESULTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $140,520 in revenues from operations and $67,188 in cost of goods sold for the three months ended March 31, 2016, compared to $10,416 in revenue and $6,065 in costs of goods sold for the three month periods ended March 31, 2015.  Operating expenses for the three months ended March 31, 2016 were $1,160,476, compared to $605,268 for the three months ended March 31, 2015.

Operating Expenses – Operating expenses increased by $555,208 to $1,160,476 in 2016 compared to $605,268 in operating expenses in 2015, an increase of approximately 92%. The substantial increase in consulting fees by $637,852 from $33,056 (1st QTR 2015) to $670,908 (1st QTR 2016) is predominantly related to the issuance of 550,000 shares to various consulting agreement with third parties valued at $465,250, with no comparative expenses in the prior period ended March 31, 2015. The increase in professional fees by $163,887 from $50,139 (1st QTR 2015) to $214,026 (1st QTR 2016) is predominantly related to an expense of $150,400 including the obligation of issuance of 168,000 shares valued at $141,400 in respect of a consulting agreement between the Company and Hellenic American Securities, with no comparative expenses in the prior period ended March 31, 2015.  The decrease in research and development expenses by $256,500 from $383,605 (1st QTR 2015) to $127,105(1st QTR 2016).  The decrease in research and development expense is directly related to completion of protoype phase by the close of fiscal 2015 on certain of the Company's technologies which reduced development expense in the current period.

Loss from Operations - Due to the increase in operating expenses, our loss from operations increased during 1st QTR 2016 by $486,227, to $1,087,144 compared to $600,917 during 1st QTR 2015 an increase of approximately 81%.

Other expenses - during the three months ended March 31, 2016, a substantive decrease to interest from $24,430 (1st QTR 2015) to $2,364 (1st QTR 2016).

Net Loss - As a result of the increase in operating expenses, with decrease in other expenses, our net loss for the three months ended March 31, 2016 was $1,089,827 as compared to a net loss of $620,139 for the same period ended March 31, 2015, resulting in a $469,688 increase in the net loss or approximately 76%.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2016, we had $57,060 cash on hand and liabilities of $734,837 in accounts payable and accrued expenses (including amounts due to related parties) and $754,144 in advances from related parties.  Additionally we had tax liabilities of $11,721 and $12,074 at March 31, 2016 and 2016 respectively and liabilities for unissued shares of $390,440 (2016) and $249,040 (2015) respectively. Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s Executive Officers of $215,765 as of March 31, 2016 and $163,595 as of December 31, 2015, and has closed private placements in the amount of $228,400 during the three months ended March 31, 2016.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2016.

The Company expects it will need to raise a total of $5,000,000 to $15,000,000 to fund its proposed operations for the next twelve to thirty-six months, including the planned expansion of its Viocare Clinics to add up to 5 additional site locations. It intends to fund operations by a combination of related party loans, debt financing and equity placements. The Company plans to undertake a registration statement or bond offering to raise a total of $5,000,000 which it plans to file during the first quarter of fiscal 2016.  In the interim, the Company is seeking equity private placements from qualified investors with which to fund operations until such time as it can secure alternate financing arrangements.  The Company is also seeking joint venture partners for its various Insole technology applications as a further means to fund ongoing commercialization efforts.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $1,089,827 and $620,139 for the three months ended March 31, 2016 and 2015, respectively and has a retained deficit of $31,242,875. In addition, the Company had a working capital deficiency of $1,713,775 and a stockholders' deficit of $1,639,428 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period September 2013 through March 31, 2016, the Company relied heavily for its financing needs on its CEO, President and director, Mr. Sotirios Leontaritis.  The Company is actively seeking alternative financing sources.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended March 31, 2016.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company's financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K other than as disclosed below:

On May 18, 2016 the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

•	First 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

•	Second 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

On May 20, 2016, the Company entered into Private Placement Subscription Agreements with two individuals. Under the terms of the Agreements the Individuals subscribed for a total of  35,355 shares of the Company’s common stock at a purchase price of US$0.60  per share for total cash proceeds of US$21,213. The shares are subject to applicable resale restrictions.

Exemption From Registration. The shares of Common Stock referenced herein and acquired under private placement were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Exemption From Registration. In respect of the aforementioned shares issued to Acorn the Company will claim an exemption from the registration requirements of the Securities Act of 1933, as amended, for the issuance of the shares pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015. (ref: Note 9 to the financial statements contained herein).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.39	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
10.40	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 18, 2016
10.41	The Agreement with Renell Wertpapierhandelsbank AG dated April 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on April 24, 2016
10.42	Form of Private Placement Subscription Agreement between the Company and the Individual	Filed herewith
10.43	Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, LLC	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	May 23, 2016	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)