Form 10-Q
period 2016-06-30
HCi Viocare
filed 2016-08-22
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

192,749,104 shares of common stock issued and outstanding as of August 15, 2016

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016.

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-23

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$12,481	$9,579
Accounts receivable	15,290	3,075
Other receivable	32,967	39,590
Rebate receivable, R&D tax credit	26,797	-
Inventory	5,568	6,346
Prepaid expenses (Note 5)	62,577	78,207
Total Current Assets	155,680	136,797

Long-term Assets
Property, plant and equipment, net (Note 6)	256,318	310,612

Total Assets	$411,998	$447,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$422,756	$355,417
Accounts payable and accrued expenses-related party (Note 10)	421,947	294,972
Advances from a related party (Note 10)	872,510	649,420
Liability for unissued shares	436,640	249,040
Corporate taxes	-	12,074
Total Current Liabilities	2,153,853	1,560,923

Loan from a related party (Note 8)	75,372	163,595
Deferred taxes	117	192

Total Liabilities	2,229,342	1,724,710

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized;
none issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized;
192,660,316 shares issued and outstanding as of June 30, 2016
190,743,961 shares issued and outstanding as of December 31, 2015	19,266	19,074
Additional paid-in capital	30,058,771	28,767,850
Retained Deficit	(31,908,545)	(30,153,048)
Accumulated other comprehensive income	13,164	88,823
Stockholders' equity (deficiency)	(1,817,344)	(1,227,301)
Total Liabilities and Stockholders' Equity (Deficiency)	$411,998	$447,409

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenues
Sales	$48,417	$26,793	$188,937	$37,209
Cost of goods sold	12,181	7,225	79,369	13,290
Gross Profit	36,236	19,568	109,568	23,919

Operating Expenses
Depreciation	15,889	7,581	36,703	12,564
Office rent	32,123	34,906	59,869	73,556
Office expenses	72,805	39,999	136,114	98,683
Consultancy Fees	124,876	50,587	795,784	83,643
Professional fees	357,604	564,155	571,630	614,294
Research and development	76,830	4,738,996	203,935	5,122,601
Travel and entertainment	34,830	39,109	71,398	75,260
Total Operating Expenses	714,957	5,475,333	1,875,433	6,080,601

Loss from Operations	(678,721)	(5,455,765)	(1,765,865)	(6,056,682)

Other Income (Expenses)
(Loss) on debt settlement	-	(1,804,704)	-	(1,804,704)
Gain (Loss) on foreign currency transaction	2,738	(5,419)	2,419	(211)
Interest Expenses due to related party	(1,324)	(351,162)	(3,688)	(375,592)
Total Other Income (Expenses)	1,414	(2,161,285)	(1,269)	(2,180,507)

Loss before Provision for Income Tax	(677,307)	(7,617,050)	(1,767,134)	(8,237,189)

Provision for Income Tax	11,637	-	11,637	-

Net Loss	$(665,670)	$(7,617,050)	$(1,755,497)	$(8,237,189)

Basic and fully diluted loss per share	$(0.00)	$(0.06)	$(0.01)	$(0.07)

Weighted average shares outstanding	192,390,066	135,936,654	191,815,280	119,458,752

Comprehensive Income (Loss) :
Net loss	$(665,670)	$(7,617,050)	$(1,755,497)	$(8,237,189)
Effect of foreign currency translation	16,541	(13,641)	(75,659)	37,390
Comprehensive Loss	$(649,129)	$(7,630,691)	$(1,831,156)	$(8,199,799)

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Operating Activities
Net loss	$(1,755,497)	$(8,237,189)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options vested	-	291,210
Shares issued for acquisition of patented technologies	-	4,550,000
Shares issued for stock award	126,250	450,000
Shares issued for services provided	715,250	75,600
Amortization of beneficial conversion feature	-	368,273
Loss on debt settlement	-	1,804,704
Gain on foreign currency transactions	(49,004)	(29,455)
Depreciation	36,703	12,564
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(12,215)	(20,337)
Decrease (Increase) in prepaid expense	15,630	(25,019)
Decrease (Increase) in other receivable	6,623	(59,669)
Decrease (Increase) in Corporate taxes	(27,942)	-
Decrease (Increase) in inventory	778	(1,123)
Increase (Decrease) in accounts payable and accrued expenses	67,339	154,388
Increase (Decrease) in accounts payable and accrued expenses, related party	126,975	82,377
Increase (Decrease) in corporate taxes	(12,074)	-
Increase (Decrease) in liability of unissued shares	187,600	-
Net cash used by operating activities	(573,584)	(583,676)

Investing Activities
Additions to Property, plant and equipment	(3,087)	(36,897)
Net cash (used) by investing activities	(3,087)	(36,897)

Financing Activities
Advances and Loans from related parties	367,423	235,150
Repayments, advances and loans from related party	(227,649)	-
Proceeds from private placement	449,613	201,594
Net cash provided by financing activities	589,387	436,744

Increase (decrease) in cash	12,716	(183,829)

Cash at beginning of period	9,579	408,252
Effects of exchange rates on cash	(9,814)	(22,847)
Cash at end of period	$12,481	$201,576

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

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

Note 2 - GOING CONCERN

The Company incurred net losses of $1,755,497 and $8,237,189 for the six months ended June 30, 2016 and 2015, respectively and has a retained deficit of $31,920,182. In addition, the Company had a working capital deficiency of $2,009,102 and a stockholders' deficit of $1,817,344 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $203,935 and $5,122,601 for the six months ended June 30, 2016 and 2015, respectively.

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

Income tax years for 2014 and 2015 are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the three months ended March 31, 2016 and for the year ended December 31, 2015, respectively, however, since the Company reflected a net loss in the six months ended June 30, 2016 and the year ended December 31, 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2016	December 31, 2015
Office lease	$52,876	$51,429
Professional fees	2,000	13,779
Travel advances and other expenses	7,701	12,999
Total prepaid expense	$62,577	$78,207

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879
Additions - purchase	188,559	25,841	16,860	-	1,343	41,867	274,470
Foreign exchange	(8,117)	1,144	(1,954)	(6,250)	(57)	(4,437)	(19,671)
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678

Additions - purchase	489	-	2,598	-	-	-	3,087
Foreign exchange	(15,063)	(2,009)	(825)	889	(122)	(3,548)	(20,678)
At June 30, 2016	196,089	31,329	29,202	55,421	1,164	33,882	347,087

Amortization
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502
Charge for the period	21,317	5,557	5,363	11,248	134	3,945	47,564
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066

Charge for the period	18,455	4,402	3,896	5,956	133	3,861	36,703
At June 30, 2016	43,071	11,291	10,599	17,735	267	7,806	90,769

Carrying Amounts
At December 31, 2015	$186,047	$26,449	$20,726	$42,753	$1,152	$33,485	$310,612
At June 30, 2016	$153,018	$20,038	$18,603	$37,686	$897	$26,076	$256,318

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of June 30, 2016, $3,325 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $6,900 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,100 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $14,162 (EUR €12,465) as deposit in the prepaid account.

On October 9, 2015 the terms of the lease were amended to include the following provisions:

-	Effective September 1, 2015, the monthly rental fee shall be reduced to $3,450 (EUR €3,116) for a period of 12 months ending August 31, 2016.

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

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare center, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,800 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$53,600 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$53,600 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD40,200(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$53,600 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2015	$16,867	$34,562
Prepaid rental fee	-	3,978
Foreign exchange on the deposits	275	(2,806)
As of June 30, 2016	$17,142	$35,734

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 8 -   LOAN

On June 11, 2015 and February 10, 2016, the Company entered into loan agreements with Mr. Leontaritis, the President of the Company, pursuant to which the Company received $163,595 (EUR €150,000) and $44,925 (EUR€40,000 as advances (collectively the “Notes”). The Notes earn simple interest accruing at five percent (5%) per annum and are due and payable within five years from the date of the agreement (“Maturity Date”).

During the six months ended June 30, 2016, the Company repaid EUR €122,000 in cash to above notes.

During the six months ended June 30, 2016 we accrued interest totaling $2,364 (EUR €3,305) in respect of these loans.

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$44,300) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017.

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$26,800) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$53,600) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis.  The contract has expired during fiscal 2016 and is currently under negotiation for renewal.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

(2)	Advisors (continued)
-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$26,800) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$53,600) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham. The contract has expired during fiscal 2016 and is currently under negotiation for renewal.

(3)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$40,200) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 60,300) per year.

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

As at June 30, 2016 a total of 560,000 shares had not yet been issued (December 31, 2015 – 336,000 shares) and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $436,640 (December 31, 2015 - $249,040).  In addition, a total of $33,000 accrued for monthly service fees are included in accounts payable (December 31, 2015 - $24,000).  The contract expired and on July 6, 2016 the Company and HAS S.A. entered into a Mutual Release and Waiver of Compensation Agreement where under HAS S.A. has agreed to waive all further compensation payable under the terms of the original Agreement in the total amount of $33,000 and 560,000 shares of common stock.

(5)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,200) per month. On March 1, 2016 the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

(6)	Financing agreement with LXM Finance LLP

On February 2, 2016, the Company entered into an Agreement with LXM Finance LLP (“LXM”), a company having a registered office in London, UK. Under the terms of the Agreement, LXM shall assist the Company with its proposed raising of funds (in the amount of up to fifty million Euros (50,000,000 €), through introducing potential investors to the Company in order for an increase in the Company’s share capital, debt financing or by a combination thereof to be effected.

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

As of June 30, 2016, 12,500 euros have been paid, and a further 50,000 euros has been accrued in respect of this agreement. On August 1, 2016, the Company entered into an Extension and Amendment of Engagement Letter originally entered into on February 2, 2016 with LXM. As per the amended terms of the Extension and Amendment of Engagement Letter, the requirement for a monthly retainer fee is deleted and all prior fees accrued to the date of the amendment remain due and payable; LXM shall provide services in order to assist the Company with fund raising for a term of one (1) year as of August 1, 2016, which may be renewed subject to a written agreement of the parties. LXM shall also provide services for the possible sale of Company assets and/or parts of its business, in which case it shall receive a sale fee of 7% of the purchase amount. All other terms and conditions of the Engagement Letter of February 8, 2016, remain valid and in force.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

(7)	Agreement with Renell Wertpapierhandelsbank AG (“Renell”)

On April 22, 2016 the Company entered into an agreement with Renell Wertpapierhandelsbank AG (“Renell”) with respect to the inclusion and trading of all Company shares in the open market at the Berlin Stock Exchange in Germany.  As consideration for the services rendered Renell shall receive a fee of EUR10,000 and EUR3,500 annually thereafter as listing fees.

(8)	Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”)

On May 18, 2016 the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

•	First 6 Month period

-	Cash: $17,500 per month, monthly payment made upon the execution of the contract

-
Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. 312,500 shares were issued on May 20, 2016 and was determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

•	Second 6 Month period

-	Cash: $17,500 per month, monthly payment made upon the execution of the contract

-
Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

As of June 30, 2016, $17,500 have been paid, and a further $17,500 has been accrued in respect of this agreement.

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the six months ended June 30, 2016 and 2015:

Services provided from related parties:
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consulting fees from CEO and President (i)	$15,000	$15,000	$30,000	$30,000
Consulting fees from a Director (ii)	11,029	11,039	22,057	22,324
Professional fees from Director (iii)	3,309	3,311	6,617	6,697
Consulting fees for VP (v)	6,617	-	13,234	-
Consulting fees for COO (vi)	16,155		32,268
Stock-based compensation (VP) (v)	-	-	84,500	-
Stock award granted to Director (ii)	-	450,000	-	450,000
	$52,110	$479,350	$188,676	$509,021

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2015 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, June 30, 2016 ($)
Consulting fees from CEO and President (i)	293,881	30,000	83,483	-	6,085	413,449
Consulting fees from a Director (ii)	-	22,057		(14,667)	-	7,390
Professional fees from Director (iii)	1,091	6,617	-	(6,600)	-	1,108
Consulting fees for VP (v)	-	13,234	-	(13,234)	-	-
Consulting fees for COO (vi)	-	32,268	-	(32,268)	-	-
	294,972	104,176	83,483	(66,769)	6,085	421,947

Advances from related parties:

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, June 30, 2016 ($)
CEO and President (i)	615,898	322,498	(56,950)	(8,936)	872,510
COO (viii)	33,522		(32,346)	(1,176)	-
	649,420	322,498	(89,296)	(10,112)	872,510

Loan Agreement from related parties (ref Note 8 - Loan)

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign Exchange on the Note ($)	Balance, June 30, 2016 ($)
CEO and President (i)	163,595	44,925	(138,353)	5,205	75,372

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

Share issuances in six months ended June 30, 2016:

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances in six months ended June 30, 2016: (continued)

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

On May 20, 2016, the Company issued 312,500 common shares for services provided by Acorn Management Partners LLC under the professional relations and consulting agreement. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

As at June 30, 2016 and December 31, 2015 the Company had a total of 192,660,316 and 190,743,961 shares issued and outstanding, respectively.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Liability for Unissued Shares

Under the terms of the contract with the Company, Hellenic American Securities S.A shall receive payments of 56,000 shares of Company’s common stock on each month from July 2015 to April 2016 respectively (ref Note 11(5)). As at June 30, 2016 a total of 560,000 shares (December 31, 2015 - 336,000 shares) had not yet been issued and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $436,640 (December 31, 2015 - $249,040).

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

The following table summarizes information concerning stock options outstanding as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of December 31, 2015	-	$-
Unvested, end of June 30, 2016	-	$-

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at June 30, 2016 was $4,734,000 in the U.S., $998,000 in Greece and $442,000 in the U.K and at December 31, 2015 was $3,843,000 in the U.S., $800,840 in Greece and $453,700 in the U.K.

The provision for income taxes in US consists of the following:

	Six months ended June 30,
	2016	2015
Current operations	$411,534	$441,300
Timing differences, Stock based compensation	(28,730)	-
Less, Change in valuation allowance	(382,804)	(441,300)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Six months ended June 30,
	2016	2015
Current operations	$97,125	$57,100
Less, Change in valuation allowance	(97,125)	(57,100)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Six months ended June 30
	2016	2015
Current operations	$36,636	$982,960
Research and development	(34,760)	(966,220)
Less, Change in valuation allowance	(1,876)	(16,740)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of June 30, 2016 and 2015 are as follows:

	June 30, 2016				June 30, 2015
	US Expected rate 34%	Greece Expected rate 26%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$5,138000		$1,174,000	$463,000	$3,701,575	$451,574	$310,576
Less, Valuation allowance	(5,138,000)		(1,174,000)	(463,000)	(3,701,575)	(451,574)	(310,576)
Net deferred tax asset	$-	$		$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13 – PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at June 30, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2016 and 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Note 14 - SUBSEQUENT EVENTS

On July 7, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 31,320 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$15,660.00. The shares are subject to applicable resale restrictions.

On July 14, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 33,468 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$16,734.00. The shares are subject to applicable resale restrictions.

On July 22, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 8,000 shares of the Company’s common stock at a purchase price of US$0.69 per share for total cash proceeds of US$5,500.00. The shares are subject to applicable resale restrictions.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended June 30, 2016 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016 We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On July 6, 2016 the Company entered a Mutual Release and Waiver of Compensation Agreement with HAS S.A. through which HAS S.A. waived from any compensation claims against the Company as per terms of the agreement originally entered into May 7, 2015 which expired on May 7, 2016, including the accrued monthly payments totaling $33,000 and the 560,000 shares of the common stock payable, due to its non-performance.

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

On August 1, 2016, the Company entered into an Extension and Amendment of Engagement Letter originally entered into on February 2, 2016 with LXM. As per the amended terms of the Extension and Amendment of Engagement Letter, the requirement for a monthly retainer fee is deleted and all prior fees accrued to the date of the amendment remain due and payable; LXM shall provide services in order to assist the Company with fund raising for a term of one (1) year as of August 1, 2016, which may be renewed subject to a written agreement of the parties. LXM shall also provide services for the possible sale of Company assets and/or parts of its business, in which case it shall receive a sale fee of 7% of the purchase amount. All other terms and conditions of the Engagement Letter of February 8, 2016, remain valid and in force.

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

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

•	Second 6 Month period

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

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

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.hciviocare.com/

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $48,417 in revenues from operations and $12,181 in cost of goods sold for the three months ended June 30, 2016, compared to $26,793 in revenue and $7,225 in costs of goods sold for the three month periods ended June 30, 2015.  Operating expenses for the three months ended June 30, 2016 were $714,957, compared to $5,475,333 for the three months ended June 30, 2015.

Operating Expenses – Operating expenses decreased by $4,760,376 to $714,957 in 2016 compared to $5,475,333 in operating expenses in 2015, decrease of approximately 90%. The substantial decrease in research and development by $4,662,166 from $4,738,996 (2nd QTR 2015) to $76,830 (2nd QTR 2016) is predominantly related to the issuance of 7,000,000 shares of common stock to Kapatos valued at fair market value on issuance totaling $4,550,000 during the three months ended June 30, 2015.

Loss from Operations - Due to the decrease in operating expenses, our loss from operations decreased during 2nd QTR 2016 by $4,777,044, to $678,721 compared to $5,455,765 during 2nd QTR 2015 an decrease of approximately 87%.

Other expenses - during the three months ended June 30, 2016, a substantive decrease to interest from $351,162 (2nd QTR 2015) to $1,324 (2nd QTR 2016). During the three months ended June 30, 2015, a substantive loss on debt settlement of $1,804,704 with no comparative amount in second quarter in 2016.

Net Loss - As a result of the decrease in operating expenses, with decrease in other expenses, our net loss for the three months ended June 30, 2016 was $665,670 as compared to a net loss of $7,617,050 for the same period ended June 30, 2015, resulting in a $6,951,380 decrease in the net loss or approximately 91%.

Comparison of the Six Months Ended June 30, 2016 and 2015

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $188,937 in revenues from operations and $79,369 in cost of goods sold for the six months ended June 30, 2016, compared to $37,209 in revenue and $13,290 in costs of goods sold for the six month periods ended June 30, 2015.  Operating expenses for the six months ended June 30, 2016 were $1,875,433, compared to $6,080,601 for the six months ended June 30, 2015.

Operating Expenses – Operating expenses decreased by $4,205,168 to $1,875,433 in 2016 compared to $6,080,601 in operating expenses in 2015, decrease of approximately 70%. The substantial decrease in research and development by $4,918,666 from $5,122,601 (2015) to $203,935 (2016) is predominantly related to the issuance of 7,000,000 shares of common stock to Kapatos valued at fair market value on issuance totaling $4,550,000 during the three months ended June 30, 2015. However, consultancy fees increased substantially from $83,643 (2015) to $795,784 is predominantly related to the issuance of 550,000 shares to various consulting agreement with third parties valued at $465,250, with no comparative expenses in the prior period ended June 30, 2015.

Loss from Operations - Due to the decrease in operating expenses, our loss from operations decreased during six months ended June 30, 2016 by $4,290,817, to $1,765,865 compared to $6,056,682 during six months ended June 30, 2016, a decrease of approximately 70%.

Other expenses - during six months ended June 30, 2016, a substantive decrease to interest from $375,592 (2015) to $3,688 (2016). During the six months ended June 30, 2015, a substantive loss on debt settlement of $1,804,704 with no comparative amount in the same period in 2016.

Net Loss - As a result of the decrease in operating expenses, with decrease in other expenses, our net loss for the six months ended June 30, 2016 was $1,755,497 as compared to a net loss of $8,237,189 for the same period ended June 30, 2015, resulting in a $6,470,055 decrease in the net loss or approximately 78%.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2016, we had $12,481 cash on hand and liabilities of $844,703 in accounts payable and accrued expenses (including amounts due to related parties) and $872,510 in advances from related parties.  Additionally, we had liabilities for unissued shares of $436,640 (2016) and $249,040 (2015) respectively. Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s Executive Officers of $75,372 as of June 30, 2016 and $163,595 as of December 31, 2015, and has closed private placements in the amount of $449,613 during the six months ended June 30, 2016.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2016.

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

GOING CONCERN

The Company incurred net losses of $1,755,497 and $8,237,189 for the six months ended June 30, 2016 and 2015, respectively and has a retained deficit of $31,908,545. In addition, the Company had a working capital deficiency of $1,713,775 and a stockholders' deficit of $1,998,173 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period September 2013 through June 30, 2016, the Company relied heavily for its financing needs on its CEO, President and director, Mr. Sotirios Leontaritis.  The Company is actively seeking alternative financing sources.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended June 30, 2016.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

-Cash:  $17,500 per month, monthly payment made upon the execution of the contract

-Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. 312,500 shares were issued on May 20, 2016 and was determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.

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

On July 7, 2016 the Company entered into Private Placement Subscription Agreements with two individuals. Under the terms of the Agreements the Individuals subscribed for a total of 55,320 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$27,660. The shares are subject to applicable resale restrictions.

On July 14, 2016 the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 33,468 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$16,734. The shares are subject to applicable resale restrictions.

On July 22, 2016 the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 8,000 shares of the Company’s common stock at a purchase price of US$0.69 per share for total cash proceeds of US$5,500. The shares are subject to applicable resale restrictions.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 2, 2016 the Company approved a further one-year extension to the Consulting Agreement with Dr. Christos Kapatos on the same terms and conditions, so that the agreement will expire April 16, 2017. (ref: Note 9 – Commitments included the Financials Statements presented herein).

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.39	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
10.40	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 18, 2016
10.41	The Agreement with Renell Wertpapierhandelsbank AG dated April 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on April 24, 2016
10.42	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.43	Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, LLC	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.44	The Agreement with HAS S.A. dated July 6, 2016	Filed herewith
10.45	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on July 13, 2016
10.46	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 15, 2016
10.47	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2016
10.48	The Extension and Amendment of Engagement Letter with LXM Finance LLP	Filed herewith

10.49	The Addendum No. 2 to the Consulting Agreement of April 16, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Filed herewith
10.50	The Addendum No. 2 to the Scientific Advisory Board Agreement of April 15, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A

31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	August 22, 2016	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)