Form 10-Q
period 2016-09-30
HCi Viocare
filed 2016-11-14
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

192,727,104 shares of common stock issued and outstanding as of November 10, 2016

F-2

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

F-3

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on March 30, 2016.

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Consolidated Financial Statements	F-4 to F-25

F-4

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	June 30, 2016 (Unaudited)	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$9,153	$9,579
Accounts receivable	254,423	3,075
Other receivable	34,651	39,590
Inventory	5,407	6,346
Prepaid expenses (Note 5)	66,043	78,207
Total Current Assets	369,677	136,797

Long-term Assets
Property, plant and equipment, net (Note 6)	242,359	310,612

Total Assets	$612,036	$447,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$542,729	$355,417
Accounts payable and accrued expenses-related party (Note 10)	461,974	294,972
Advances from a related party (Note 10)	655,441	649,420
Liability for unissued shares	-	249,040
Corporate taxes	-	12,074
Total Current Liabilities	1,660,144	1,560,923

Loan from a related party (Note 8)	-	163,595
Deferred taxes	-	192

Total Liabilities	1,660,144	1,724,710

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 192,477,104 shares issued and outstanding as of September 30, 2016 and 190,743,961 shares issued and outstanding as of December 31, 2015	19,248	19,074
Additional paid-in capital	30,304,703	28,767,850
Retained Deficit	(31,368,599)	(30,153,048)
Accumulated other comprehensive income	(3,460)	88,823
Stockholders' equity (deficiency)	(1,048,108)	(1,227,301)
Total Liabilities and Stockholders' Equity (Deficiency)	$612,036	$447,409

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2016
Revenues
Sales	$463,350	$17,539	$652,287	$54,748
Cost of goods sold	115,917	16,109	195,286	29,399
Gross Profit	347,433	1,430	457,001	25,349

Operating Expenses
Depreciation	18,640	14,907	55,343	27,471
Office rent	31,789	24,580	91,658	98,136
Office expenses	38,878	180,068	174,992	278,751
Consultancy Fees	(383,993)	65,174	411,791	148,817
Professional fees	12,287	163,299	583,917	777,593
Research and development	75,723	72,324	279,658	5,194,925
Travel and entertainment	15,271	33,765	86,669	109,025
Total Operating Expenses	(191,405)	554,117	1,684,028	6,634,718

Income (Loss) from Operations	538,838	(552,687)	(1,227,027)	(6,609,369)

Other Income (Expenses)
(Loss) on debt settlement	-	-	-	(1,804,704)
Gain (Loss) on foreign currency transaction	1,541	401	3,960	190
Interest Expenses due to related party	(328)	(2,095)	(4,016)	(377,687)
Total Other Income (Expenses)	1,213	(1,694)	(56)	(2,182,201)

Income (Loss) before Provision for Income Tax	540,051	(554,381)	(1,227,083)	(8,791,570)

Provision for Income Tax	(105)	(910)	11,532	(910)

Net Income (Loss)	$539,946	$(555,291)	$(1,215,551)	$(8,792,480)

Basic and fully diluted loss per share	$0.00	$(0.00)	$(0.01)	$(0.06)

Weighted average shares outstanding	192,725,659	189,980,567	192,122,074	143,224,347

Comprehensive Income (Loss) :
Net loss	$539,946	$(555,291)	$(1,215,551)	$(8,792,480)
Effect of foreign currency translation	(16,624)	(6,121)	(92,283)	31,269
Comprehensive Loss	$523,322	$(561,412)	$(1,307,834)	$(8,761,211)

See Notes to Consolidated Financial Statements

 HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Operating Activities
Net loss	$(1,215,551)	$(8,792,480)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options vested	-	291,210
Shares issued for acquisition of patented technologies	-	4,550,000
Shares issued for stock award	126,250	533,335
Shares issued for services provided	715,250	193,040
Amortization of beneficial conversion feature	-	368,273
Gain (loss) on debt settlement	-	1,804,704
Gain on foreign currency transactions	(74,320)	(30,391)
Depreciation	55,343	27,471
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(250,227)	(12,820)
Decrease (Increase) in prepaid expense	7,232	(29,055)
Decrease (Increase) in other receivable	3,747	(49,620)
Decrease (Increase) in inventory	172	87
Increase (Decrease) in accounts payable and accrued expenses	187,254	221,750
Increase (Decrease) in accounts payable and accrued expenses, related party	155,238	157,825
Increase (Decrease) in corporate taxes	(10,611)	-
Increase (Decrease) in liability of unissued shares	(249,040)	-
Net cash used by operating activities	(549,263)	(766,671)

Investing Activities
Additions to Property, plant and equipment	(12,896)	(185,481)
Net cash (used) by investing activities	(12,896)	(185,481)

Financing Activities
Advances and Loans from related parties	461,908	301,526
Repayments, advances and loans from related party	(618,277)	-
Proceeds from private placement	709,527	356,594
Net cash provided by financing activities	553,158	658,120

Increase (decrease) in cash	(9,001)	(294,032)

Cash at beginning of period	8,273	408,252
Effects of exchange rates on cash	9,881	3,144
Cash at end of period	$9,153	$117,364

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$8,750	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Convertible notes converted to shares	$-	$326,619
Interest payable converted to shares	$-	$12,113

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

Note 2 - GOING CONCERN

The Company incurred net losses of $1,215,551 and $8,792,480 for the nine months ended September 30, 2016 and 2015, respectively and has a retained deficit of $31,368,599. In addition, the Company had a working capital deficiency of $1,290,467 and a stockholders' deficit of $1,048,108 at September 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $279,658 and $5,194,925 for the nine months ended September 30, 2016 and 2015, respectively.

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

Income tax years for 2013, 2014 and 2015 are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the nine months ended September 30, 2016 and for the year ended December 31, 2015, respectively, however, since the Company reflected a net loss in the nine months ended September 30, 2016 and the year ended December 31, 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2016	December 31, 2015
Office lease	$57,513	$51,429
Professional fees	2,000	13,779
Travel advances and other expenses	6,530	12,999
Total prepaid expense	$66,043	$78,207

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879
Additions - purchase	188,559	25,841	16,860	-	1,343	41,867	274,470
Foreign exchange	(8,117)	1,144	(1,954)	(6,250)	(57)	(4,437)	(19,671)
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678

Additions - purchase	489	-	4,564	-	7,843	-	12,896
Foreign exchange	(18,888)	(2,482)	(1,229)	1,583	(255)	(4,535)	(25,806)
At September 30, 2016	192,264	30,856	30,764	56,115	8,874	32,895	351,768

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 6 - PROPERTY AND EQUIPMENT (continued)

Amortization
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502
Charge for the period	21,317	5,557	5,363	11,248	134	3,945	47,564
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066

Charge for the period	27,424	6,599	6,017	9,096	518	5,689	55,343
At September 30, 2016	52,040	13,488	12,720	20,875	652	9,634	109,409

Carrying Amounts
At December 31, 2015	$186,047	$26,449	$20,726	$42,753	$1,152	$33,485	$310,612
At September 30, 2016	$140,224	$17,368	$18,044	$35,240	$8,222	$23,261	$242,359

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of September 30, 2016, $3,367 (EUR €3,000) is shown as deposit in the prepaid account.

Clinic in Greece

On December 29, 2014 the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $6,996 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,120 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,991 (EUR €12,465) as deposit in the prepaid account.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 7 - OFFICE LEASE (continued)

Clinic in Greece (cont’d)

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

The Company and the Lesser are presently in negotiations with respect to the aforementioned lease in order to find suitable terms for a further extension prior to commencement of leasehold improvements.

Lease in UK

On March 2, 2015 the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare center, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,000 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,000 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,000 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,000(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,000 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2015	$16,867	$34,562
Prepaid rental fee	-	9,181
Foreign exchange on the deposits	490	(3,587)
As of September 30, 2016	$17,357	$40,156

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

During the nine months ended September 30, 2016 we accrued interest totaling $3,598 in respect of these loans.

During the nine months ended September 30, 2016, the Company repaid USD $222,822 (EUR €197,770) in cash in full to above notes including accrued interest expense of USD $8,750 (EUR €7,770).

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$44,890) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$26,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$52,000) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

3)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$39,000) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 58,500) per year.

On August 30, 2016 the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

On August 30, 2016 the Board of Directors of the Company approved the repurchase from Mrs Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation. The $14,000 was recorded as accounts payable on the balance sheet as of September 30, 2016.

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

As at August 1, 2016 a total of 560,000 shares had not yet been issued (December 31, 2015 – 336,000 shares) and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $436,640 (December 31, 2015 - $249,040).  In addition, a total of $33,000 accrued for monthly service fees are included in accounts payable (December 31, 2015 - $24,000).  The contract expired and on July 6, 2016 the Company and HAS S.A. entered into a Mutual Release and Waiver of Compensation Agreement where under HAS S.A. has agreed to waive all further compensation payable under the terms of the original Agreement in the total amount of $33,000 and 560,000 shares of common stock. The Company recorded total amount of $469,640 as gain on debt waiver.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS (continued)

(5)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,245) per month. On March 1, 2016 the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

(6)	Financing agreement with LXM Finance LLP

On February 2, 2016, the Company entered into a three month Agreement with LXM Finance LLP (“LXM”), a company having a registered office in London, UK. Under the terms of the Agreement, LXM shall assist the Company with its proposed raising of funds (in the amount of up to fifty million Euros (50,000,000 €), through introducing potential investors to the Company in order for an increase in the Company’s share capital, debt financing or by a combination thereof to be effected.

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

As of September 30, 2016, €12,500 euros have been paid, and a further €25,000 euros has been accrued in respect of this agreement.

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

As of September 30, 2016, $30,500 has been paid, and a further $109,500 has been accrued in respect of this agreement.

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the nine months ended September 30, 2016 and 2015:

Services provided from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consulting fees from CEO and President (i)	$15,000	$15,000	$45,000	$45,000
Consulting fees from a Director (ii)	11,423	11,110	33,480	33,434
Professional fees from Director (iii)	3,427	3,333	10,044	10,030
Consulting fees for VP (v)	6,854	2,230	20,088	2,230
Consulting fees for COO (vi)	4,261	11,625	36,529	34,470
Stock-based compensation (VP) (v)	-	-	84,500	-
Stock award granted to Director (ii)	-	-	-	450,000
	$40,965	$43,298	$229,641	$575,164

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

On August 30, 2016 the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2015 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, September 30, 2016 ($)
Consulting fees from CEO and President (i)	293,881	45,000	107,546	(8,750)	10,080	447,757
Consulting fees from a Director (ii)	-	33,480		(20,385)	-	13,095
Professional fees from Director (iii)	1,091	10,044	-	(10,013)	-	1,122
Consulting fees for VP (v)	-	20,088	-	(20,088)	-	-
Consulting fees for COO (vi)	-	36,529	-	(36,529)	-	-
	294,972	145,141	107,546	(95,765)	10,080	461,974

Advances from related parties:

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, September 30, 2016 ($)
CEO and President (i)	615,898	416,983	(371,859)	(5,581)	655,441
COO (viii)	33,522		(32,346)	(1,176)	-
	649,420	416,983	(404,205)	(6,757)	655,441

Loan Agreement from related parties (ref Note 8 - Loan)

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign Exchange on the Note ($)	Balance, September 30, 2016 ($)
CEO and President (i)	163,595	44,925	(214,072)	5,552	-

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

Share issuances during the nine months ended September 30, 2016:

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the nine months ended September 30, 2016: (continued)

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the nine months ended September 30, 2016: (continued)

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

On July 7, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed each for a total of 24,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$12,000.00. The shares are subject to applicable resale restrictions.

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

On August 30, the Board of Directors of the Company approved the repurchase from Mrs Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

On September 9, 2016, the Company entered into five Private Placement Subscription Agreements (the “Agreement”) with five individuals (the “Individual”). Under the terms of the Agreements the Individuals subscribed for a total of 420,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$210,000.00. The shares are subject to applicable resale restrictions.

As at September 30, 2016 and December 31, 2015 the Company had a total of 192,477,104 and 190,743,961 shares issued and outstanding, respectively.

Liability for Unissued Shares

Under the terms of the contract with the Company, Hellenic American Securities S.A shall receive payments of 56,000 shares of Company’s common stock on each month from July 2015 to April 2016 respectively (ref Note 11(5)). As at June 30, 2016 a total of 560,000 shares (December 31, 2015 - 336,000 shares) had not yet been issued in the amount of $436,640 (December 31, 2015 - $249,040).

On August 1, 2016, the Company and HAS S.A. entered into a Mutual Release and Waiver of Compensation Agreement where under HAS S.A. has agreed to waive all further compensation payable under the terms of the original Agreement in the total amount of $436,640 liability for the unissued 560,000 shares of common stock.

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

The following table summarizes information concerning stock options outstanding as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of December 31, 2015	-	$-
Unvested, end of September 30, 2016	-	$-

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES:

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at September 30, 2016 was $4,587,000 in the U.S., $1,237,000 in Greece and $166,000 in the U.K and at December 31, 2015 was $3,843,000 in the U.S., $800,840 in Greece and $453,700 in the U.K.

The provision for income taxes in US consists of the following:

	Nine months ended September 30,
	2016	2015
Current operations	$281,500	$534,200
Timing differences, Stock based compensation	(28,730)	-
Less, Change in valuation allowance	(252,770)	(534,200)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Nine months ended September 30,
	2016	2015
Current operations	$113,500	$92,000
Less, Change in valuation allowance	(113,500)	(92,000)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Nine months ended September 30
	2016	2015
Current operations	$(7,500)	$1,012,000
Research and development	(49,900)	(980,600)
Less, Change in valuation allowance	57,400	(31,400)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of September 30, 2016 and 2015 are as follows:

	September 30, 2016				September 30, 2015
	US Expected rate 34%	Greece Expected rate 26%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$4,587,000		$1,237,000	$166,000	$2,403,548	$231,800	$226,800
Less, Valuation allowance	(4,587,000)		(1,237,000)	(166,000)	(2,403,548)	(231,800)	(226,800)
Net deferred tax asset	$-	$		$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13 – PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at September 30, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2016 and 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Note 14 - SUBSEQUENT EVENTS

 On September 9, 2016, the Company entered into five Private Placement Subscription Agreements (the “Agreement”) with five individuals (the “Individual”). Under the terms of the Agreements the Individuals subscribed for a total of 420,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$210,000.00. The shares are subject to applicable resale restrictions.

On October 11, 2016 the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 40,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$20,000.00. The shares are subject to applicable resale restrictions

On October 24, 2016 the Company granted a total of 25,000 stock awards to various employees of its wholly owned UK subsidiaries with a market value of $1 per share. The shares are subject to applicable resale restrictions

On November 3, 2016, the Company entered into a services agreement with a company under the name KCN Ltd. for the introduction of the Company to potential investors in the Middle East and specifically in Saudi Arabia in view of the Company project to expand its business and establish three (3) Prosthetic and Orthotic Clinics in the region. The services agreement has a six-month term ending on May 2, 2017, and the Consultant shall be remunerated with a success fee of 2% of the investment amount.

On November 4, 2016 the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 85,000 shares of the Company’s common stock at a purchase price of US$0.60 per share for total cash proceeds of US$51,000.00. The shares are subject to applicable resale restrictions

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the period ended September 30, 2016 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2016 We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

On August 29, 2016 the Company’s subsidiary, HCi Viocare Clinics UK Ltd. approved through a termination letter (“Termination Letter”) the termination following respective resignation (“Form of resignation”) of the services agreement originally entered into with Mrs. Heleen Francoise Kist, Chief Operating Officer, on November 7, 2014 and filed on Form 8-K with the Securities and Exchange Commission as of November 12, 2014.

The said agreement was extended on October 15, 2015, for another year ending September 30, 2016 and filed on Form 8-K with the Securities and Exchange Commission as of October 15, 2015.

As per the termination letter the Company has undertaken to repurchase a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

On September 23, 2016 the Company entered into a licensing agreement with respect to certain applications of its Flexisense™ Technology with Carilex Medical Inc. a leading medical mattresses manufacturer.  Under the terms of the agreement the Company will receive a Technology Access Fee, as well as certain staggered success fee payments as each commercialized product under the scope of the agreement is completed.  In addition, there are product based royalty fees payable to the Company on a sliding scale based on production levels for all commercial products sold into the marketplace.

On November 3, 2016, the Company entered into a services agreement with a company under the name KCN Ltd. for the introduction of the Company to potential investors in the Middle East and specifically in Saudi Arabia in view of the Company project to expand its business and establish three (3) Prosthetic and Orthotic Clinics in the region. The services agreement has a six-month term ending on May 2, 2017, and the Consultant shall be remunerated with a success fee of 2% of the investment amount.

Additional information on the Company’s technologies and management team can be found at the Company’s website: http://www.hciviocare.com/

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2016 and 2015

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $463,350 in revenues from operations and $115,917 in cost of goods sold for the three months ended September 30, 2016, compared to $17,539 in revenue and $716,109 in costs of goods sold for the three month periods ended September 30, 2015.  The substantive increase in revenue is due to an increase to our customer base as a direct result of marketing efforts undertaken by the Company during fiscal 2016 which has established the clinic as a key P&O service center in Glasgow. Operating expenses for the three months ended September 30, 2016 were $278,235, compared to $554,117 for the three months ended September 30, 2015.

Operating Expenses – Operating expenses totaling $(191,405) in the three months ended September 30, 2016 decreased by $ $ 745,522 in 2016 compared to $554,117 in operating expenses in 2015, a decrease of approximately over 100%. The substantial decrease period over period is almost entirely attributable to the termination of certain consulting agreements during the period, where under the service provider agreed to waive accrued fees totaling $469,640 resulting in net income from consultancy fees in the period of $(383,993).  Further, there was a substantive decrease in both professional fees and office expenses during the most recent three months ended September 30, 2016 due to the fact that certain stock awards issued in the three months ended September 30, 2015 to in-house legal counsel and an administrative support assistant had no comparative charges during the most recently completed three-month period.

Loss from Operations - Due to the substantive increase in revenue and decrease in operating expenses and cancelation of fees payable under a terminated consulting contract we recorded income from operations totaling $538,838during the 3rd QTR 2016 as compared to an operating loss of  $552,687during the third quarter of fiscal 2015.

Other expenses - during the three months ended September 30, 2016, the Company recorded income from other expenses of $1,213 as  result of gains from foreign currency transactions as opposed to a loss from other income of $1,694 in the prior comparative period.

Net Loss - As a result of the substantial decrease in operating expenses during the current three month period and the substantive increase to gross profit, the Company recorded net income during the three months ended September 30, 2016 of $539,946 compared to a net loss of $555,291 in the prior comparative period.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $652,287 in revenues from operations and $195,286 in cost of goods sold for the nine months ended September 30, 2016, compared to $54,748 in revenue and $29,399 in costs of goods sold for the nine month periods ended September 30, 2015.  The substantive increase in revenue is due to an increase to our customer base as a direct result of marketing efforts undertaken by the Company during fiscal 2016 which has established the clinic as a key P&O service center in Glasgow. Operating expenses for the nine months ended September 30, 2016 were $1,684,028, compared to $6,634718 for the nine months ended September 30, 2015.

Operating Expenses – Operating expenses decreased by $4,950,690 to $1,684,028 in 2016 compared to $6,634,718 in operating expenses in 2015, decrease of approximately 75%. The substantial decrease in research and development by $4,915,267 from $5,194,925 (2015) to $279,658 (2016) is predominantly related to the issuance of 7,000,000 shares of common stock to Kapatos valued at fair market value on issuance totaling $4,550,000 during the three months ended September 30, 2015. However, consultancy fees increased substantially from $148,817 (2015) to $411,791 in the current period, predominantly related to the issuance of 700,000 shares as a result of various consulting agreement with third parties valued at $591,500, with no comparative expenses in the prior period ended September 30, 2015.  The increase to consultancy fees in the current nine-month period is net $469,640 in accruals which were reversed in the current period as a certain services agreement was terminated and fees accrued waived in full.  Further, there was a decrease in both professional fees and office expenses during the most recent three months ended September 30, 2016 due to the fact that certain stock awards issued in the nine months ended September 30, 2015 to in-house legal counsel and an administrative support assistant had no comparative charges during the most recently completed nine-month period.

Loss from Operations - Due to the substantive increase in revenue and decrease in operating expenses, including a dramatic reduction to fees allocated to Research and Development, as well as the cancelation of fees payable under a terminated consulting contract we recorded a loss from operations of $1,227,027 during the nine months ended September 30, 2016 as compared to $6,609,369 in the prior comparative nine month period.

Other expenses - during nine months ended September 30, 2016, a substantive decrease to interest from $377,687(2015) to $4,016 (2016). During the nine months ended September 30, 2015, a substantive loss on debt settlement of $1,804,704 was recorded, with no comparative amount in the same period in 2016.

Net Loss - As a result of the substantial decrease in operating expenses during the current nine-month period and the substantive increase to gross profit, the Company recorded a net loss during the nine-months ended September 30, 2016 of $51,215,551 compared to a net loss of $8,792,480 in the prior comparative period.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2016, we had $9,153 cash on hand and liabilities of $1,004,703 in accounts payable and accrued expenses (including amounts due to related parties) and $655,441 in advances from related parties as compared to cash on hand of $9,579, liabilities of $650,389 in accounts payable and accrued expenses (including amounts due to related parties), $649,420 in advances from related parties, liabilities for unissued shares of $249,040 and corporate taxes of $12,074 at December 31, 2015.  Accounts receivable increased substantially during the current nine months totaling $254,423 at September 30, 2016 compared to only $3,075 at December 31, 2015 as the Company’s prosthetics and orthotics clinic in Glasgow has greatly increased its patient through-put. Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   All new loans and advances secured from officers sand directors during the nine months ended September 30, 2016 have been repaid in the current period. The Company has closed private placements in the amount of $709,527 during the nine months ended September 30, 2016.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2016.

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

GOING CONCERN

The Company incurred net losses of $1,215,551and $8,792,480 for the nine months ended September 30, 2016 and 2015, respectively and has a retained deficit of $31,368,599. In addition, the Company had a working capital deficiency of $1,290,467 and a stockholders' deficit of $1,048,108 at September 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

During the period September 2013 through September 30, 2016, the Company relied heavily for its financing needs on its CEO, President and director, Mr. Sotirios Leontaritis.  The Company is actively seeking alternative financing sources.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended September 30, 2016.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”), also the Chief Financial Officer (“CFO”) (the Company’s principal executive officer, principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2016 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

On October 11, 2016 the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 40,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$20,000.00. The shares are subject to applicable resale restrictions

On October 24, 2016 the Company granted a total of 25,000 stock awards to various employees of its wholly owned UK subsidiaries with a market value of $1 per share. The shares are subject to applicable resale restrictions

On November 4, 2016 the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 85,000 shares of the Company’s common stock at a purchase price of US$0.60 per share for total cash proceeds of US$51,000.00. The shares are subject to applicable resale restrictions

Exemption From Registration. The shares of Common Stock referenced herein and acquired under private placement were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

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

The listing of Company shares in the Berlin Stock Exchange has not been completed due to the inability of the Clearing Service (Clearstream) to set up stock for clearing in the clearing system. Clearstream has not provided further details and as a result the Company's stock will be removed from the Berlin Stock Exchange effective November 15, 2016

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.39	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
10.40	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 18, 2016
10.41	The Agreement with Renell Wertpapierhandelsbank AG dated April 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on April 24, 2016
10.42	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.43	Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, LLC	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.44	The Agreement with HAS S.A. dated July 6, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.45	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on July 13, 2016
10.46	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 15, 2016
10.47	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2016
10.48	The Extension and Amendment of Engagement Letter with LXM Finance LLP	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016

10.49	The Addendum No. 2 to the Consulting Agreement of April 16, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.50	The Addendum No. 2 to the Scientific Advisory Board Agreement of April 15, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.51	Form of termination relating to services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated August 29, 2016	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.52	Form of Private Placement Subscription Agreements between the Company and the Individual subscribers	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.53	Form of Private Placement Subscription Agreement between the Company and the Individual	Filed herewith
10.54	Form of grant notice for stock awards issued October 24, 2016	Filed herewith
10.55	The agreement with KCN Ltd.	Filed herewith
10.56	Form of Private Placement Subscription Agreement between the Company and the Individual	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	November 14, 2016	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)