Form 10-K
period 2016-12-31
HCi Viocare
filed 2017-04-19
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 29, 2016 (the last business day of the registrant’s most recently completed second quarter), was approximately $33,729,754 based on the $1.00 per share which was the last selling price of the Company’s common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

195,064,844 shares of common stock issued and outstanding as of April 14, 2017

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this annual report. These risks include, by way of example and not in limitation:

•
we have a limited operating history, have only recently commenced generating revenues in our first Prosthetics and Orthotics clinic and by way of licensing fees relative to development of our technology, and we currently have no commercial products in the market;

•
we currently have several technologies and product prototypes which, while nearing commercialization, require further development to market the specific application.. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and commercialization of these technologies including the “Sensor” technology, the “Socketfit” technology and product applications derived from our “Smart Insole” product prototypes as well as our recently developed portable motion capture and gait analysis technology.

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

On April 17, 2014, the Company, through our Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi Viocare Technologies (“Kapatos”), to acquire all rights and interest in and to the background IPR for a developing technology now known as “Flexisense”. Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear force sensing insole with an incorporated real-time global display application and a fully featured support web-space that suggests to the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to help mitigate diabetic foot complications, such as ulceration, infection and amputation

The competing insoles that were commercially available at this time can only monitor vertical pressure on the foot and not shear and have a significantly higher cost, and are intended for use in clinical or research environments.

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

Mr. Kapatos abstained from voting on the acquisition of the IPR and the Consulting Agreement. Kapatos is an officer of the Company, and formerly an officer of the Company’s subsidiaries.

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. During fiscal 2016 this agreement was extended for a further year.

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

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis. When the contract came up for renewal in April, 2016,it was not renewed for a further term.

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

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham. When the contract came up for renewal in April, 2016,it was not renewed for a further term.

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

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.  Subsequently, on August 29, 2016 the Company’s subsidiary, HCi Viocare Clinics UK Ltd. approved a termination agreement with Heleen Kist which became effective at the close of her existing contract.  Mrs. Kist resigned her positions as an officer and under the terms of the termination agreement the Company has undertaken to repurchase a total of seven hundred thousand (700,000) shares of the Company’s common stock  at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

On January 1, 2015, the Company entered into a consulting agreement with an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the agreement, Mikulas Dylowicz shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. Mikulas Dylowicz shall receive monthly consideration of Euros €2,000 per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense. During fiscal 2016 the consulting agreement with Mr. Dylowicz was terminated.

On March 2, 2015, the Company announced the conclusion of a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building hosts the Company’s first Viocare centre, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalised care. This new facility serves as the centre of reference and training for the intended chain of Viocare P&O and diabetic foot centres across Europe, ensuring their adherence to British and International standards. The Company’s Technologies subsidiary occupies the first floor of the building to continue to develop its portfolio of bioengineering innovations.

On March 31, 2015, the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

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

The contract expired and on July 6, 2016 at which time the Company and HAS S.A. entered into a Mutual Release and Waiver of Compensation Agreement where under HAS S.A. has agreed to waive all further compensation payable under the terms of the original Agreement in the total amount of $33,000 and 560,000 shares of common stock as at the expiry date. The Company recorded a gain of $469,640 against consulting fees due to this debt extinguishment.

On June 11, 2015, the Company entered into a Loan Agreement with the Company’s CEO, President and Director, Sotirios Leontaritis, (the “Lender”), whereby the Lender, in order to provide general working capital and to allow the Company to effectuate its business plan, agreed to provide the Company a loan facility of EUR150,000 with an annual interest of 5%, payable on maturity, and the Company agreed to repay the loan within 5 years from the date of the loan agreement. This loan was settled in full during fiscal 2016.

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S.A. in order to carry out operations for the P&O clinic under development in Athens, Greece.

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

On July 18, 2015, the Company appointed Mr. Yiannis Levantis as a member of the Board of Directors.

On September 1, 2015, the Board of Directors approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 per month. Further, on March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved another one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros. The revision to the Agreement ("Addendum No. 2") has a term of one year, being effective as of March 1, 2017, and ending on February 28, 2018.  All other terms and conditions remain valid and in force.

On September 1, 2015, the Company appointed Ms. Evaggelia Moschidou as Marketing Director of the Company. Subsequently during fiscal 2016 the contract with Ms. Moshidou was not renewed and the parties agreed to services on a month to month basis.

On September 25, 2015, the official opening of the Company’s new Research and Development (R&D) center together with its first Prosthetics and Orthotics (P&O) clinic in the UK took place in Glasgow, Scotland with an official ribbon cutting by Scotland’s First Minister, Nicola Sturgeon MSP. Additional information and updates on the Company’s Clinic and R&D center can be found at the new Glasgow clinic website: www.hci-viocare.co.uk and on Twitter: @HCiVioClinic.

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

On April 11, 2016 the Company announced the branding of its unique smart insole technology as “FlexisenseTM”.

On May 18, 2016, the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

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

    -Cash:  $17,500 per month, monthly payment made upon the execution of the contract

    -Stock: $250,000 dollars’ worth of restricted 144 common stock of the Company (“VICA”), due upon the execution of contract. The number of the shares to be determined by dividing $250,000 by the closing price on the last trading day’s closing price on the day before the execution day.  The Company terminated its agreement with Acorn prior to the close of the initial six-month period.

On September 15, 2016, the Company appointed Mr. Nikolaos Kardaras as Director of its subsidiary HCi Viocare Clinics UK Ltd. and HCi Viocare Technologies, Inc. subsequent to the resignation of Dr. Christos Kapatos from both corporations effective June 27, 2016.

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

On December 20, 2016, the Company appointed Mr. Brian Maguire as Director of its subsidiary HCi Viocare Clinics UK Ltd.

On January 1, 2017 the Company approved a three-year extension to the consulting agreement between the Company and its President & CEO and controlling shareholder, Sotirios Leontaritis, originally entered into on January 1, 2014.

The revision to the Agreement ("Addendum No. 1") has a term of three years, being effective as of January 1, 2017, and ending on December 31, 2019, renewable for such further term as may be mutually agreed between the parties.  As per Addendum No. 1 the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, under the terms of the Addendum No. 1, Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

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

We commenced modest revenue generating operations in fiscal 2014 and are primarily engaged in the research and development, commercialization and marketing of innovative medical technologies including wearable devices and on body applications that have use in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment.  Further we are in development for more far reaching applications including use in automotive tires and other targeted industries where sensor technology may have valuable application.  Further we continue to operate and expand our brand of prosthetics and orthotics (“P&O”) and diabetic foot total rehabilitation clinics. During fiscal 2016 our flagship prosthetics clinic in Glasgow Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our year over year revenues.  Presently our revenue stream is derived primarily from the Company’s flagship P&O clinic located in Glasgow, Scotland, and with some initial commercial income from prospective licensing partners for the Technologies businesses.

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

•	2 further patents drafted and pending filing during fiscal 2017;

•	In excess of 4 prototypes: pressure & shear insole; smart cushion, smart mattress, with several of these prototypes in the commercialization stage;
•	1 proof of concept device: robotic surgical assistive device;

•	High level diagrams or complex documentation and software for other innovations in the portfolio.
•	Various customized prototypes in testing and development with commercial partners.

1.2 OUR TECHNOLOGIES

Research and Development

As at December 31, 2016 and 2015, the date of this Annual Report, we had expended a total of $340,782 and $5,317,942 respectively on research and development, including costs related to shares issued for acquisition of our Insole and SocketFit technologies and their derivative applications.

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

During fiscal 2016 the Company branded its unique area of sensor based technologies, “FlexisenseTM”.   Please visit http://flexisense.hciviocare.com.

Flexisense is a thin, flexible, bendable, sensor drone micro-electro-mechanical system capable of measuring direct force applied vertically on both its sides, shear force applied on its surface and 3D position and velocity of the object attached to it. The sensor is an autonomous, non-invasive, stand-alone unit, with its own rechargeable power supply, micro-controller and wireless communication unit. The drone can wirelessly connect with other drones, creating a network, in order to monitor an entire area. It can also connect with smartphones, tablet and computers, through an application which has also been developed, in order to transmit the data collected to the end user.

Flexisense is unaffected by bending, temperature, humidity and excess pressure, load and shear, and completely insulated, making it suitable for medical applications, wearable devices and on-body applications. The drone can be made in a plethora of shapes and sizes, to fit any application/situation. The drone has been designed to be used in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment.

Flexisense has application in every operation that a “fusion” force/pressure, shear and 3D position and velocity sensor is required. However, it was designed and developed specifically as a non-invasive medical sensor to be used in wearable devices, smart garments, training apparatus and for medical applications such as on-body, non-invasive, real time force, pressure, shear and 3D position and velocity measurements. For example, such a sensor can be invaluable for use in the monitoring of a person’s gait providing data about the pressures applied on the foot, the interaction between shoe and foot and the forces applied in the system and the angles of the joints and posture position.

The Company concentrated its R&D efforts during early fiscal 2016 on the expansion of the commercial development of Flexisense and the second half of 2016 on seeking licensing partners for Flexisense and mattress application of the technologies, with conversations taking place with various industry partners.  During fiscal 2016, the Company entered into an agreement with Carilex Medical Inc. a leading medical mattresses manufacturer.  Under the terms of the agreement the Company received a technology access fee, and will receive certain staggered success fee payments as each commercialized product under the scope of the agreement is completed.  In addition, there are product based royalty fees payable to the Company on a sliding scale based on production levels for all commercial products sold into the marketplace.

In addition, we have entered into several cooperative agreements with industry partners across several other areas of application for our technologies and we have customized prototypes under review with various commercial partners for commercialization in fiscal 2017.

Flexisense Application: Diabetic Insole

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

The resulting product(s) will be a Class 1 medical device, depending on claims and disclaimers. While default alert settings would be provided, based on existing academic and clinical research, users would be encouraged to get their physician to set parameters.

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

The Company is presently seeking licensing partners in respect of the diabetic insole application. The license partner could be any company marketing products to diabetics (e.g. blood glucose monitors and lancets) or wearable technologies company wanting to extend its healthcare reach (iHealth, Samsung) or foot specialist already catering to diabetic foot market (eg Dr. Scholl).

Figure: Flexisense application to smart insole

Flexisense Application: Medical gait analysis insoles

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

Flexisense Application: Athletic insoles

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

The consumer market for wearable devices is exploding, and people appear to have an insatiable appetite for data to analyse their fitness and athletic performance. Nearly 50 million sports performance monitors were sold in 2014 and Worldwide revenue is forecast to reach $2.3 billion in 2017.  http://cdn2.hubspot.net/hub/396065/file-2568104498-pdf/Blog_Resources/IHS-Wearable-Technology.pdf?t=1427903372862

Companies like Adidas-Salomon Ag, Nike Inc., Garmin, New Balance and Suunto invest millions of dollars every year for the development of wearable devices and material, and the market is booming as demand is ever increasing. The focus for most of these companies seems to be in the running shoes, apparel and equipment sector, as this sector is the fastest growing sports and fitness sector world-wide with billions of dollars of revenue every year. Under Armour has just launched its first smart shoe, monitoring only cadence.

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

A further important differentiator from the competition is that the Company’s sensor technology measures forces in three directions, giving not just plantar pressure information but also making the system capable of using industry accepted biomechanical modelling capabilities to project the impact on the knee of the wearer’s running style. And the knee is an area of great focus for runners, who frequently experience injuries.

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

The Company is presently seeking licensing partners in respect of the athletic insole applications, with a number of discussions with market leaders in their fields ongoing and additional commercial prototypes under review.

Smart Mattress

Ulceration and skin (soft tissue) breakage is very common to people with tetraplegia or paraplegia and to most patients with limited movability that spend time in a bed, or in a wheelchair. It is caused by low continued pressure over time and/or high (peak) pressure points. The most commonly used method in a clinical environment, to avoid ulceration in such patients, is for a nurse to “turn” them, in better words; to change the position in which they lay in bed, frequently. This practice is supported by specialist therapeutic support surfaces (mattresses and overlays) to attempt to reduce pressure points. The more modern surfaces are powered air mattresses. There are different types of powered air mattresses, which can alternate pressure in their air cells on a pre-defined timetable.

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

•
Israeli start-up Wellsense has the first pressure sensing mattress cover and their clinical evidence shows that the monitoring of pressure alone is already effective; however, it has low adoption because it is not breathable (which could aggravate ulcer formation) and it is costs >$3,000.

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

As noted above the Company has entered into an agreement with Carilex Medical Inc. a leading medical mattresses manufacturer where under the Company receives technology access fees and additional fees for each commercialized product under the scope of the agreement when completed. Further there are product based royalty fees payable to the Company on a sliding scale based on production levels for all commercial products sold into the marketplace.

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

The Company will build on the work done by Dr. Kapatos in developing a scanning device to determine the optimal shape of an amputee’s socket, capturing the internal geometry and the biomechanical properties of the tissues in the residual limb. This SocketFit technology was acquired in 2014. The intention is to partner with a leading scanning provider or manufacturer in the P&O market, through a development and license agreement, to produce a socket system for use by prosthetists worldwide.

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

A prosthetic socket is a custom-made “cone” that connects the rest of the prosthesis (foot, shank and knee) to an amputee’s residual limb. Sockets generally need to be replaced every other year, though more frequently in the initial stages after amputation when the residual limb can still change shape significantly. While many significant technological advances have been made with the design and manufacture of prosthetic components, such as electronic knee assemblies and feet, socket design has not kept up. Over the past 20 years a great deal of research has been undertaken to automate the process of socket design and manufacturing, but it has been met with limited success. Most sockets continue to be created with hand-sculpted plaster moulds made by the Prosthetist or a technician hours or days after examining the amputee. The result is that, typically, one in four sockets are discarded because of their poor fit.

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

We have acquired all rights and interest in and to the background IPR for a developing technology now known as “Flexisense”. Dr. Kapatos has conceived and been working on various applications of Flexisense including a Smart Insole System which is believed to be a state-of-the-art, pressure and shear pressure sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise. The Company has also identified various other applications.  Presently we have filed three patents in the UK in respect of this IPR:

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

International Patent Application No. PCT/GB2015/053785, HCI VIOCARE TECHNOLOGIES LTD.

On December 10, 2015 the Company through its subsidiary HCi Viocare Technologies Ltd. filed an international application according to the Patent Cooperation Treaty (PCT) which received a PCT application number PCT/GB2015/053785.  The filed international patent covers over 140 countries around the world. The new patent builds on the company’s three UK patent applications filed in December 2014 (as set out above), with further advances made to the sensor systems, and a wider range of applications in products that touch people’s everyday lives.

The Company has drafted and performed preliminary patent searches on two new innovations during fiscal 2016, with intent to progress into full patent applications in 2017.

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

The products are expected to be marketed worldwide, with an initial commercialization in Europe and the USA, depending on the partner. Their regulatory systems are highlighted below, together with the anticipated implications for the products that may result from our technologies.

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

Overall, the market is set to grow significantly as the incidence of amputation increases. The number of amputees living in developing countries is estimated by the World Health Organization to have reached 300 million with up to 95% lacking access to prosthetic devices, thereby creating an increasing consumer base in need for affordable and reliable orthopedic prosthetics products and services that will improve the amputees’ long-term health and well-being.

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
•
Mediterranean: The Mediterranean is prime location for medical and wellbeing tourism. It has also been used in governmental aid, e.g. Libya’s amputees, which we would seek to re-start. Targeted locations: Athens, Spain, Portugal.

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

The Glasgow clinic has recently completed its first full year of operations since relocation to a larger state of the art faculty.  As a result the Clinic has experienced substantive year over year revenue growth as we begin to establish a presence in the UK market.  The Company anticipated continued growth in the future as the clinic’s level of service and facility benefits become more well known in the UK market.

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

National Trademark (Greece)

On March 18, 2015 the Company entered into a Trademark Assignment and Conveyance Agreement (“Trademark Assignment”) with its CEO, President and Director, Mr. Sotirios Leontaritis in respect of the national trademark “viocare” No. 223133 registered for protection in classes 10, 12 and 44 in Greece.

The aforementioned trademark was granted to Mr. Leontaritis on October 11, 2013 and is valid for a period of 10 years from the date of grant.  On June 5, 2015, the Trademark Assignment was filed with the Greek Trademarks office for processing.  The assignment of the trademark became effective August 4, 2015. t. Mr. Leontaritis received no compensation for the Trademark Assignment.

National Trademark (USA)

On April 8, 2016 the Company filed two applications with the US Trademark Office which received the filing nos. 86969716 and 86969718 for the registration of trademark FLEXI SENSE and FLEXISENSE, respectively, in classes 9, 10, 12 and 25. The registration of said trademarks is pending due to the Office Actions filed on July 26, 2016 against the registration of both the above trademarks in class 9.  The Company is in correspondence with the Office Examiner and arguments are underway.

Further to the above, the Company received an opposition letter from the company “Grupo Flexi de Leon S.A.” against the registration of Company’s trademarks FLEXI SENSE and FLEXISENSE in class 25 as well as the registration or any use of mark “FLEXI” by the Company. The Company is in correspondence with Grupo Flexi de Leon S.A. for an amicable settlement.

CTM

On May 13, 2014 the Company filed an application with the Office for Harmonization in the Internal Market (OHIM) which received the filing no. 012870754 for the registration of the individual figurative trademark “viocare” for protection in classes 10,12 and 44 within the European Union. The CTM is valid until its expiration/renewal on 13.05.2024.

D.	Regulations for P&O Clinics

The operation of our clinics will be subject to, and must comply with, the respective country’s government regulations. Given that we presently only have one operting clinic, located in Glasgow, Scotland, UK, we are currently most interested in the respective applicable regulations in that jurisdiction. As we determine to establish clinics in other jurisdictions we will be required to understand and be compliant with the laws in those respective jurisdictions in which we intend to operate.

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

1.4  EMPLOYEES

The Company presently has a total of 7 employees and 5 consultants working in its administrative offices in Greece and its UK Clinic.  We also retain financial, legal and management consultants as required to meet our financial reporting and SEC reporting compliance requirements on an annual basis.  Details of certain of these consulting agreements with respect to our officers, directors and key advisors are provided below.

We have a consulting agreement with our Chief Executive Officer, Sotirios Leontaritis which was entered into on January 15, 2014, whereby Mr. Leontaritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company agreed to pay to Mr. Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Mr. Leontaritis will receive cash compensation of US$5,000 and a stock award of 7,000,000 shares of common stock of the Company in consideration of his services as an officer and director for the period from September 10, 2013 to December 31, 2013. On January 22, 2014, the Company issued the 7,000,000 shares to Mr. Leontaritis pursuant to the agreement. On January 1, 2017 the Company approved a three-year extension to the consulting agreement between the Company and its President & CEO and controlling shareholder, Sotirios Leontaritis, originally entered into on January 1, 2014.

The revision to the Agreement has a term of three years, being effective as of January 1, 2017, and ending on December 31, 2019, renewable for such further term as may be mutually agreed between the parties.  As per Addendum No. 1 the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, under the terms of the Addendum No. 1, Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) per year payable in equal monthly installments beginning on May 1, 2014.  On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. During fiscal 2016, this agreement was extended for a further one year period.

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.  Subsequently, on August 29, 2016 the Company’s subsidiary, HCi Viocare Clinics UK Ltd. approved a termination agreement with Heleen Kist which became effective at the close of her existing contract.  Mrs. Kist resigned her positions as an officer and under the terms of the termination agreement the Company has undertaken to repurchase a total of seven hundred thousand (700,000) shares of the Company’s common stock at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

On January 1, 2015, the Company entered into a consulting agreement with an individual residing in the Czech Republic, for the provision of Investor Relations Services for the Company. Under the terms of the agreement, Mikulas Dylowicz shall be an independent contractor and shall provide services including responding to shareholder and investor email and telephone inquiries, dissemination of the Company’s public press releases and working with the Company to continue to raise operating capital. Mikulas Dylowicz shall receive monthly consideration of Euros €2,000 per month and shall be reimbursed for all approved out-of-pocket expenses including travel and office expense. During fiscal 2016 the consulting agreement with Mr. Dylowicz was terminated.

On September 1, 2015, the Board of Directors approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare.

Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 per month. Further, on March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved another one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros. The revision to the Agreement ("Addendum No. 2") has a term of one year, being effective as of March 1, 2017, and ending on February 28, 2018.  All other terms and conditions remain valid and in force.

On September 1, 2015, the Company appointed Ms. Evaggelia Moschidou as Marketing Director of the Company. Subsequently during fiscal 2016 the contract with Ms. Moshidou was not renewed and the parties agreed to services on a month to month basis.

We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. From time to time the Company grants stock awards or options to purchase shares to its officers, directors, employees and consultants.

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

We were incorporated on March 26, 2007, and have commenced our proposed business operations after a change in business focus in fiscal 2013. To date we have earned minimal revenues, and gross profit of $365,735 in fiscal 2016 which has not been sufficient to cover our operatinal overheads. Our net loss since inception is $31,749,207, While we have existing operations and have commenced revenue generating operations, we do not have revenues sufficient to meet our ongoing overheads and and have no significant assets other than fixed assets and cash on hand. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history, upon which an evaluation of our future success or failure can be made. Prior to completion of the development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to find profitable markets in which to operate our P&O total rehabilitation clinics and launch products derived from our technologies;
•	our ability to generate revenues; and
•	our ability to manage research, development and costs of operations.

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

While we were incorporated in 2007 we commenced operations in our chosen field of business focus in fiscal 2013.  We have commenced revenue generating operations in our two targered field of operations, however, neither revenue stream is presently sufficient to meet our operational overheads. We will require further capital and additional expansion of our areas of business focus in order to achieve profitable operations. While we are operating a successful P&O clinic in Glasgow, Scotland we have not yet demonstrated our ability to successfully franchise our "P&O Clinics concept" or open additional clinics following our flagship location.  In addition, we have not yet successfully commercialized any of our developed technolgies.  We are currently working with industry partners towards the presenetation of products based on our technologies to the marker. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history demonstrating successful operations across all our areas of business focus.

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

While we are in negotiations for further acquisitions, currently our sole commitment is for the development of our Flexisense and SocketFit technologies. We do not know if we will be able to successfully complete any further acquisitions, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. If we are unable to integrate any acquired technology, products or business effectively, our business, financial condition and results of operations could be materially adversely affected.

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

We are highly dependent upon the experience and ability of certain key employees in our management and clinical bioengineering teams, including Sotirios Leontaritis, Director, President, Treasurer, Chief Financial Officer and Chief Executive Officer; Nikolaos Kardaras, Director and Secretary, and Dr. Christos Kapatos, Director and CTO, who heads the development of our technology. The loss of the services of any one of those individuals could have an adverse effect on our business, and may significantly delay or prevent the achievement of our product development and other business objectives. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel. There is currently a shortage of skilled clinical, bioengineering and management personnel and intense competition for these personnel. Thus, we may not be successful in retaining our key personnel or their services.

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

We are authorized to issue up to 700,000,000 shares of common stock, of which 195,064,844shares are issued and outstanding. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

We expect to incur significant expenditures in order to establish an international brand, to develop both product and process technology, and to operate P&O clinics around the world. We do not currently have the funds available to effectuate our business plan. We have to date relied on loans from our chief executive officer and certain private placements of our common stock to fund our ongoing operations, as well as revenues generated from our Glasgow Clinic and initial technology access fees, however, we cannot be assured that these opportunities will provide funding for our ongoing operations and we may require substantial funding that may not be available when required. We will be required to seek substantial funding in the equity markets or by loans for operations. We may not be able to raise funds when needed, or on acceptable terms.

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

Our quarterly revenue and results of operations may vary significantly from quarter-to-quarter if, and when, we (i) expand our chain of P&O Clinics to increase our revenue in this segment, and (ii) successfully commercialize any one of our technologies so that we are actively receiving both licensing fees and royalties from the ongoing sales of our products. While we are generating revenue at our flagship P&O clinic and we are earning revenue from licensing fees for access to our technology by industry partners, we are still working on expanding our revenue base so that we can cover operations and so that we can make accurate preductions about our annual operting costs and funding requirements. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; our ability to design and deliver products to our consumers in a timely and cost-effective manner; quality control problems in the manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.

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

Executive Office in Greece

On February 3, 2014, the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,700 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%). The Company and the lessor are currently negotiating on terms for a renewal of the lease for fiscal 2017.

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of December 31, 2016, $3,161 (EUR €3,000) is shown as deposit in the prepaid account.

Proposed Clinic in Greece

On December 29, 2014, the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $6,996 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,120 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,991 (EUR €12,465) as deposit in the prepaid account.

On October 9, 2015, the terms of the lease were amended to include the following provisions:

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016.

Glasgow, Scotland P&O Clinic and research facility

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare center, a full service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,000 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,000 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,000 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,000(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,000 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as a deposit.

ITEM 3. LEGAL PROCEEDINGS

Viocare, Inc. a New Jersey corporation (the «Plaintiff») filed a complaint on October 24, 2016 in the United States District Court, District of Nevada objecting to the use of the name «viocare» by HCi Viocare, of Nevada (the «Defendant»). The Company and Viocare Inc. have agreed to terms of settlement, the details of which shall be published once fully executed by both parties and filed with the courts.

We know of no other material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System (“OTCQB”) under the symbol "VICA".  Information provided below represents the two years ended December 31, 2016, and the impact of a 7 for 1 forward split effective August 7, 2015:

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2016	1.53	0.40
3rd Quarter ended 9/31/2016	1.10	.832
2nd Quarter ended 6/31/2016	0.85	0.61
1st Quarter ended 3/31/2016	0.86	0.54

4th Quarter ended 12/31/2015	0.7751	0.56
8/7/2015 through 9/30/2015	0.67	0.055
Forward Split 8/7/2015 on basis of 7 for 1
7/1/2015 through 8/6/2015 (presplit)	4.80	3.50
2nd Quarter ended 6/30/2015 (presplit)	4.85	3.51
1st Quarter ended 3/31/2015 (presplit)	4.00	1.90

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

As of April 14, 2017, we had outstanding 195,064,844shares of common stock, which were held by 63 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

Repurchase of Equity Securities

On August 30, 2016, the Board of Directors of the Company approved the repurchase from Mrs Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation. The $14,000 was recorded as accounts payable on the balance sheet as of December 31, 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On October 11, 2016, the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 40,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$20,000. The shares are subject to applicable resale restrictions

On October 24, 2016, the Company granted a total of 25,000 stock awards to various employees of its wholly owned UK subsidiaries with a market value of $1 per share. The shares are subject to applicable resale restrictions

On November 4, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 85,000 shares of the Company’s common stock at a purchase price of US$0.60 per share for total cash proceeds of US$51,000. The shares are subject to applicable resale restrictions

On November 18, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 66,300 shares of the Company’s common stock at a purchase price of US$0.80 per share for total cash proceeds of US$53,040. The shares are subject to applicable resale restrictions

On December 7, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 21440 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$10,720. The shares are subject to applicable resale restrictions

On January 1, 2017, the Company approved a three-year extension to the consulting agreement between the Company and its President & CEO and controlling shareholder, Sotirios Leontaritis, originally entered into on January 1, 2014.

Under the terms of the revised agreement, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant. The shares were valued at the fair market value of $0.172 on grant date. Concurrrently the final 100,000 shares issuable under a stock award originally granted on March 1, 2016 to Mr. Sergios Katsaros, Vice President, had vested in full and was issued.

On March 6, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Ioannis Kardaras, consultant, in the form of stock award which shall vest as of the date of grant. The shares were valued at the fair market value of $0.172 on grant date.

On March 7, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Apostolos Digbassanis, consultant, in the form of stock award which shall vest as of the date of grant. The shares were valued at the fair market value of $0.172 on grant date.

On March 17, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Sergios Katsaros, Vice-president, officer of the Company, in the form of stock award which shall vest as of the date of grant. The shares were valued at the fair market value of $0.17 on grant date.

On March 22, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Brian Maguire, Director of HCi Viocare Clinics UK Ltd., subsidiary of the Company, in the form of stock award which shall vest as of the date of grant. The shares were valued at the fair market value of $0.25 on grant date.

The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, (“Securities Act”), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

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

Results of Operations for the Year ended December 31, 2016 Compared to the Year ended December 31, 2015

Revenue, Cost of Revenue, and Gross Profit - We generated $687,448 in revenues from operations and $321,713 in cost of goods sold for the year ended December 31, 2016, compared to $60,121 in revenue and $31,787 costs of goods sold for the year ended December 31, 2015.  The substantive increase to revenues is due primarily to increased revenues at our Glasgow P&O Clinic which carried out a full year of operations in fiscal 2016 after being fully upgraded and renovated during fiscal 2015.  In addition our presence in the Glasgow market for services had been securely established during fiscal 2016 allowing a steady increase to monthly patient intake.  Further in fiscal 2016 the Company received its first revenues from technology licensing agreements including technology access agreements to vet and commercialize certain applications of our Flexisense technology.  There were no similar revenues in fiscal 2015.

Operating Expenses – Operating expenses decreased by $5,314,415 to $1,971,308 in 2016 compared to $7,285,723 in operating expenses in 2015, a decrease of approximately 73%. The substantial decrease in research and development by $4,977,160 from $5,317,942 (2015) to $340,782 (2016) is predominantly related to the issuance of 7,000,000 shares of common stock to Kapatos valued at fair market value on issuance totaling $4,550,000 during the year ended December 31, 2015, with no similar expense in fiscal 2016. However, consultancy fees increased substantially from $246,178 (2015) to $542,456 in the current year, predominantly related to the issuance of 800,000 shares as a result of various consulting agreement with third parties valued at $689,000, with no comparative expenses in the prior period ended December 31, 2015.  The agreements relate to our ongoing business development efforts. The increase to consultancy fees in the current year is net $469,640 in accruals which were reversed in the current period as a certain services agreement was terminated and fees prior accrued waived in full.  Further, there was a decrease in both professional fees and office expenses during the year ended December 31, 2016 due to the fact that certain stock awards issued in the year ended December 31, 2015 to in-house legal counsel and an administrative support assistant had no recurring charges during the year ended December 31, 2016. However, we did record expense relative to stock awards in fiscal 2016 for our Vice President totaling $169,000.

Loss from Operations - Due to the substantive increase in revenue and decrease in operating expenses, including a dramatic reduction to fees allocated to Research and Development, as well as the cancelation of fees payable under a terminated consulting contract we recorded a loss from operations of $1,605,573 during the year ended December 31, 2016 as compared to $7,257,389 in the prior comparative twelve-month period.

Other expenses - during year ended December 31, 2016, a substantive decrease to interest from $379,743 (2015) to $3,982 (2016) as a result of the settlmeent of a substantial amount of convertible notes payable during fiscal 2015 which greatly reduced our debt load. During the year ended December 31, 2015, a  loss on debt settlement of $1,804,704 was recorded in respect of the settlement of this debt due to the difference in the market price of the shares issued on settlement, and the conversion price agreed with the noteholder. There was no comparative amount in the same period in 2016.  During fiscal 2016 we managed to repay a substantive portion of outstanding loans from related parties prior to the accrual of substantive interest expense.

Net Loss - As a result of the substantial decrease in operating expenses during the year ended December 31, 2016 and the substantive increase to gross profit, the Company recorded a net loss $1,596,159 in the year ended December 31, 2016 compared to a net loss of $9,436,259 in the year ended December 31, 2015.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2016, we had $2,492 cash on hand and liabilities of $1,020,951 in accounts payable and accrued expenses (including amounts due to related parties) and $383,164 in advances from related parties.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   The Company has secured operating loans and advances from the Company’s Executive Officers of $511,850 in 2016 and $455,364 in 2015, and has closed private placements in the amount of $844,287 during the year ended December 31, 2016.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the early part of the second quarter of fiscal 2017.

The Company expects it will need to raise a total of $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company intends to undertake a registration statement or bond offering to raise further funds up to a total of up to $30,000,000 which it hopes to file prior during fiscal 2017. In the interim, the Company is seeking equity private placements with which to fund operations until such time as it can file and clear the proposed registration statements. Our President and CEO, Mr. Sotirios Leontaritis continues to personally fund any short fall in our ongoing operations by way of loans and advances.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $1,596,159 and $9,436,259 for the year ended December 31, 2016 and 2015, respectively and has a retained deficit of $31,749,207. In addition, the Company had a working capital deficiency of $1,298,956 and a stockholders' deficit of $1,084,825 at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company. There are present legal and accounting expenses, reporting requirements to the SEC, and investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when maintaining a public company, may make the economic viability of our Company very doubtful. In addition, the Company has projected it will need to raise up to $5,000,000 to meet its planned business objectives for 2017, including the acquisition of a new P&O clinic and continuation of its ongoing technology licensing and development efforts and there can be no assurance those funds will be available if, and when needed.

In the past we have relied on advances from our president to cover our operating costs, as well as equity private placements from qualified investors. There can be no assurance that the Company will be successful in finding joint venture partners or commercial partners to market and develop its technologies, or that funds for the development of the Company’s additional in-house technology development will be available if and when needed, or that funding will be available for marketing our products, if and when required.  We were unable to open our planned clinic in Athens during fiscal 2016 as a result of a shortfall of available funds.  There can be no assurance that the Company will be able to obtain funding as needed in order to meet our objectives on our proposed timeline, or at all.

Off- Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table outlines payments due under our significant contractual obligations over the periods shown, exclusive of interest, and based on the assumption that one year employment contracts terminate at the close of their one year term, without renewal.  Further for any office locations where there is no underlying long term lease we have included amounts we estimate payable on a month to month basis for a one year term:

	Payments due by Period

	Less than	One to	Three to	More Than
Contractual Obligations At December 31, 2016	One Year	Three Years	Five Years	Five Years	Total
Salaries and Wages	$470,310	$240,000	$-	$-	$710,310
Office lease and rentals	72,560	98,583			171,143
Related Parties Debt	383,164	-	-	-	383,164
Convertible Debt	$-	$-	$-	$-	$-

The above table outlines our obligations as of December 31, 2016 and does not reflect any changes in our obligations that have occurred after that date.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’).  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.9490EUR, 1USD=0.8127GBP;
ii) income and expenses are translated at average exchange rates, or 1USD=0.9636EUR, 1USD=0.73996GBP;
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2016 and the year ended December 31, 2015, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $340,782 and $5,317,942 for the year ended December 31, 2016 and 2015, respectively.

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

The Company applies the prevailing taxation rates for operating subsidiaries in the United Kingdom and Greece.  In each of these jurisdictions deferred tax arises as a result of including items of income and expenditure in taxation computations in periods different from those in which they are included in the company's financial statements. Deferred tax is provided in full on timing differences which result in an obligation to pay more tax, or a right to pay less tax, at a future date at the average tax rates that are expected to apply when the timing differences reverse, based on current tax rates and laws.  In Greece, after the Company's first year of recorded net income over EUR$1, the Comapny is required to make advance tax payments monthly based on the calculated income tax payable on the the prior year's operations.

The Company has retained deficit from operations with respect to all its operating entities. Because there is no certainty that we will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses.

Income tax years for 2013, 2014 and 2015 are open to examination by the taxing authorities.

Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the years ended  December 31, 2016 and 2015, respectively, however, since the Company reflected a net loss in the years ended December 31, 2016 and 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

December 31, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes in equity during a period, exclusive of shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss).

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is currently under evaluation by management, however, this standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
HCi Viocare

We have audited the accompanying consolidated balance sheets of HCi Viocare (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCi Viocare as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC
Farmington, Utah
April 18, 2017

 HCi Viocare
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$2,492	$9,579
Accounts receivable	15,212	3,075
Other receivable	39,371	39,590
Inventory	4,524	6,346
Prepaid expenses (Note 5)	43,560	78,207
Total Current Assets	105,159	136,797

Long-term Assets
Property, plant and equipment, net (Note 6)	214,131	310,612

Total Assets	$319,290	$447,409

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$511,652	$355,417
Accounts payable and accrued expenses-related party (Note 10)	509,299	294,972
Advances from a related party (Note 10)	383,164	649,420
Liability for unissued shares	-	249,040
Corporate taxes	-	12,074
Total Current Liabilities	1,404,115	1,560,923

Loan from a related party (Note 8)	-	163,595
Deferred taxes	-	192

Total Liabilities	1,404,115	1,724,710

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2016 and December 31, 2015	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 192,814,844 shares issued and outstanding as of December 31, 2016 and 190,743,961 shares issued and outstanding as of December 31, 2015	19,281	19,074
Additional paid-in capital	30,561,930	28,767,850
Retained Deficit	(31,749,207)	(30,153,048)
Accumulated other comprehensive income	83,171	88,823
Stockholders' equity (deficiency)	(1,084,825)	(1,227,301)
Total Liabilities and Stockholders' Equity (Deficiency)	$319,290	$447,409

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2016	2015
Revenues
Sales	$687,448	$60,121
Cost of goods sold	321,713	31,787
Gross Profit	365,735	28,334

Operating Expenses
Depreciation	67,647	47,564
Office rent	106,530	122,169
Office expenses	197,885	373,149
Consultancy Fees	542,456	246,178
Professional fees	610,671	1,011,668
Research and development	340,782	5,317,942
Travel and entertainment	105,337	167,053
Total Operating Expenses	1,971,308	7,285,723

Income (loss) from Operations	(1,605,573)	(7,257,389)

Other Income (Expenses)
Gain (loss) on debt settlement	-	(1,804,704)
Gain (loss) on foreign currency transaction	2,196	6,483
Interest Expenses due to related party	(3,982)	(379,743)
Total Other Income (Expenses)	(1,786)	(2,177,964)

Income (Loss) before Provision for Income Tax	(1,607,359)	(9,435,353)

Provision for Income Tax	11,200	(906)

Net Income (Loss)	$(1,596,159)	$(9,436,259)

Basic and fully diluted loss per share	$(0.01)	$(0.06)

Weighted average shares outstanding	192,272,521	155,174,460

Comprehensive Income (Loss) :
Net loss	$(1,596,159)	$(9,436,259)
Effect of foreign currency translation	(5,652)	35,232
Comprehensive Loss	$(1,601,811)	$(9,401,027)

See Notes to Consolidated Financial Statements

HCi Viocare
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock		Additional Paid-in Capital	Accumulated other comprehensive income (loss)
	Shares	Amount			Retained deficit	Total equity
Balances, December 31, 2014	102,458,881	$10,246	$20,632,647	$53,591	$(20,716,789)	$(20,305)

Proceeds received from issuance of common stock in private placement	1,319,180	132	550,315	-	-	550,447
Shares issuance for stock award	816,669	81	533,254	-	-	533,335
Issuance of common stock in connection with the acquisition of patented technologies	7,000,000	700	4,549,300	-	-	4,550,000
Conversion of convertible note and debt settlement	79,037,231	7,904	2,135,535	-	-	2,143,439
Shares issuance for services provided	112,000	11	75,589	-	-	75,600
Vesting of stock options	-	-	-291,210	-	-	291,210
Net income (loss)	-	-	-	-	(9,436,259)	(9,436,259)
Foreign currency translation adjustments	-	-	-	35,232	-	35,232
Balances, December 31, 2015	190,743,961	19,074	28,767,850	88,823	(30,153,048)	(1,277,301)

Proceeds received from issuance of common stock in private placement	1,633,383	163	844,124	-	-	844,287
Shares issuance for stock award	275,000	28	248,722	-	-	248,750
Shares issuance for services provided	862,500	86	715,164	-	-	715,250
Share cancellation	(700,000)	(70)	(13,930)	-	-	(14,000)
Net income (loss)	-	-	-	-	(1,596,159)	(1,596,159)
Foreign currency translation adjustments	-	-	-	(5,652)	-	(5,652)
Balances, December 31, 2016	192,814,844	$19,281	$30,561,930	$83,171	$(31,749,207)	$(1,084,825)

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2016	2015
Operating Activities
Net loss	$(1,596,159)	$(9,436,259)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options vested	-	291,210
Shares issued for acquisition of patented technologies	-	4,550,000
Shares issued for stock award	248,750	533,335
Shares issued for services provided	715,250	75,600
Amortization of beneficial conversion feature	-	368,273
Gain (loss) on debt settlement	-	1,804,704
Gain on foreign currency transactions	-	(27,411)
Depreciation	67,647	47,564
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(11,244)	(2,201)
Decrease (Increase) in prepaid expense	25,654	(39,646)
Decrease (Increase) in other receivable	(12,032)	(41,289)
Decrease (Increase) in inventory	752	85
Increase (Decrease) in accounts payable and accrued expenses	172,528	291,186
Increase (Decrease) in accounts payable and accrued expenses, related party	220,659	218,830
Increase (Decrease) in corporate taxes	(10,037)	12,074
Increase (Decrease) in liability of unissued shares	(249,040)	249,040
Net cash used by operating activities	(427,272)	(1,104,905)

Investing Activities
Additions to Property, plant and equipment	(17,016)	(274,470)
Net cash (used) by investing activities	(17,016)	(274,470)

Financing Activities
Advances and Loans from related parties	511,850	455,364
Repayments, advances and loans from related party	(905,681)	-
Proceeds from private placement	844,287	550,447
Net cash provided by financing activities	450,456	1,005,811

Increase (decrease) in cash	6,168	(373,564)

Cash at beginning of period	9,579	408,252
Effects of exchange rates on cash	(13,255)	(25,109)
Cash at end of period	$2,492	$9,579

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$8,750	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Convertible notes converted to shares	$-	$326,619
Interest payable converted to shares	$-	$12,116
See Notes to Consolidated Financial Statements

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

HCi Viocare ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year end.

While the Company has generated revenues from a portion of its planned principal operations, we are not yet able to meet operational overheads and are not yet profitable. We are considered an emerging growth enterprise. The Company was originally formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company’s intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

On March 31, 2015, the Company’s wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the P&O clinic under development in Athens, Greece.

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

Note 2 - GOING CONCERN

The Company incurred net losses of $1,596,159 and $9,436,259 for the year ended December 31, 2016 and 2015, respectively and has a retained deficit of $31,749,207. In addition, the Company had a working capital deficiency of $1,298,956 and a stockholders' deficit of $1,084,825 at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’).  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.9490EUR, 1USD=0.8127GBP;
ii) income and expenses are translated at average exchange rates, or 1USD=0.9636EUR, 1USD=0.73996GBP;
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders’ equity.

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2016 and the year ended December 31, 2015, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $340,782 and $5,317,942 for the year ended December 31, 2016 and 2015, respectively.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

The Company applies the prevailing taxation rates for operating subsidiaries in the United Kingdom and Greece.  In each of these jurisdictions deferred tax arises as a result of including items of income and expenditure in taxation computations in periods different from those in which they are included in the company's financial statements. Deferred tax is provided in full on timing differences which result in an obligation to pay more tax, or a right to pay less tax, at a future date at the average tax rates that are expected to apply when the timing differences reverse, based on current tax rates and laws.  In Greece, after the Company's first year of recorded net income over EUR$1, the Comapny is required to make advance tax payments monthly based on the calculated income tax payable on the the prior year's operations.

The Company has retained deficit from operations with respect to all its operating entities. Because there is no certainty that we will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses.

Income tax years for 2013, 2014 and 2015 are open to examination by the taxing authorities.
Earnings (Loss) Per Share

The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the years ended  December 31, 2016 and 2015, respectively, however, since the Company reflected a net loss in the years ended December 31, 2016 and 2015, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

December 31, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000

Comprehensive Income

FASB ASC 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes in equity during a period, exclusive of shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders’ equity (deficit) that are excluded from net income (loss).

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. This standard is currently under evaluation by management, however, this standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2016	December 31, 2015
Office lease, including security deposits	$35,977	$51,429
Professional fees	-	13,779
Travel advances and other expenses	7,583	12,999
Total prepaid expense	$43,560	$78,207

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2014	30,221	6,353	12,523	60,782	-	-	109,879
Additions - purchase	188,559	25,841	16,860	-	1,343	41,867	274,470
Foreign exchange	(8,117)	1,144	(1,954)	(6,250)	(57)	(4,437)	(19,671)
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678

Additions - purchase	3,413	416	5,343	-	7,844	-	17,016
Foreign exchange	(29,649)	(4,230)	(3,078)	(1,846)	(734)	(6,313)	(45,850)
At December 31, 2016	184,427	29,524	29,694	52,686	8,396	31,117	335,844

Amortization
At December 31, 2014	3,299	1,332	1,340	531	-	-	6,502
Charge for the period	21,317	5,557	5,363	11,248	134	3,945	47,564
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066

Charge for the period	33,612	8,024	7,330	10,560	1,008	7,113	67,647
At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713

Carrying Amounts
At December 31, 2015	$186,047	$26,449	$20,726	$42,753	$1,152	$33,485	$310,612
At December 31, 2016	$140,224	$17,368	$18,044	$35,240	$8,222	$23,261	$214,131

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 6 - PROPERTY AND EQUIPMENT (continued)

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and computer and equipment is amortized over three years.

Vehicles are amortized over five years.

Plant and machine equipment and lab equipment is amortized over 4 years.

Note 7 - OFFICE LEASE

Office in Greece

On February 3, 2014, the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,700 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of December 31, 2016, $3,161 (EUR €3,000) is shown as deposit in the prepaid account.  The lease expired subsequent to fiscal year end and is currently under negotiation for rewnewal on similar terms.

Clinic in Greece

On December 29, 2014, the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $6,996 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,120 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,991 (EUR €12,465) as deposit in the prepaid account.

On October 9, 2015, the terms of the lease were amended to include the following provisions:

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at December 31, 2016:

	December 31, 2016
Amount owed for rent	€12,913	$14,463
Deduct: security deposit	(12,465)	(13,991)
Total amount owed for rent	448	472
Total amount for maintenance charges (before 2016)	14,617	15,459
Total amount for utility charges (before 2016)	12,865	13,606
Total	€27,930	$29,537

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 7 - OFFICE LEASE (continued)

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

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2015	$16,867	$34,562
Prepaid rental fee	(13,991)	3,248
Foreign exchange on the deposits	285	(4,994)
As of December 31, 2016	$3,161	$32,816

As of December 31, 2016, the approximate future aggregate minimum lease payments  in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2017(1)	$20,560	$52,000
2018	-	40,083
2019	-	49,834
2020	-	8,666
	$20,560	$150,583

(1)The Company’s lease for its Athens corporate office expired February 2017 and is currently under negotiation for extension.  The Company has estimated lease fees payable for the 2017 fiscal year based on its existing rental rate on a month to month basis.

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

During the year ended December 31, 2016 we accrued interest totaling $3,598 in respect of these loans.

During the year ended December 31, 2016, the Company repaid USD $222,822 (EUR €197,770) in cash in full settlement of the above notes, including accrued interest expense of USD $8,750 (EUR €7,770).

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$42,150) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017.

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 9 -   COMMITMENTS(continued)

(2)	Advisors

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company’s overall business strategy and future direction. On April 16, 2014 the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis (“Solomonidis”) will provide services as Head of Research for the Company and the Company’s wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$24,610) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis’ fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$49,220) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis.  The consulting agreement entered into with Professor Stephan Solomonidis was not renewed upon its expiration.

-
Professor William Sandham (“Sandham”) will provide services as Director of Diabetes Technology Research for the Company and the Company’s wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$24,610) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham’s fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$49,220) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham. The consulting agreement entered into with Professor William Sandham was not renewed upon its expiration.

3)	Employment Agreement with Heleen Kist

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist (the “Agreement”) whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$36,910) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 55,370) per year.

On August 30, 2016 the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operating Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

On August 30, 2016 the Board of Directors of the Company approved the repurchase from Mrs Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation. The $14,000 was recorded as accounts payable on the balance sheet as of December 31, 2016.

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 9 -   COMMITMENTS(continued)

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

As at August 1, 2016 a total of 560,000 shares had not yet been issued (December 31, 2015 – 336,000 shares) and are reflected on the Company’s balance sheet in current liabilities as Liability for Unissued Shares, in the amount of $436,640 (December 31, 2015 - $249,040).  In addition, a total of $33,000 accrued for monthly service fees are included in accounts payable (December 31, 2015 - $24,000).  The contract expired and on July 6, 2016 at which time the Company and HAS S.A. entered into a Mutual Release and Waiver of Compensation Agreement where under HAS S.A. has agreed to waive all remaining compensation payable under the terms of the original Agreement in the total amount of $33,000 including 560,000 shares of common stock which remained unissued. The Company recorded a gain of $469,640 against consulting fees due to this debt extinguishment.

(5)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,100) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.

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

LXM is entitled to the following consideration under the Agreement:

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 9 -   COMMITMENTS(continued)

(6)	Financing agreement with LXM Finance LLP (continued)

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

As of December 31, 2016, $13,170 (12,500 euros) have been paid, and a further $26,340 (25,000 euros) has been accrued in respect of this agreement.

(7)	Agreement with Renell Wertpapierhandelsbank AG (“Renell”)

On April 22, 2016, the Company entered into an agreement with Renell Wertpapierhandelsbank AG (“Renell”) with respect to the inclusion and trading of all Company shares in the open market at the Berlin Stock Exchange in Germany.  As consideration for the services rendered Renell shall receive a fee of EUR10,000 and EUR3,500 annually thereafter as listing fees. The agreement was terminated during fiscal 2016 when the Company was unable to successfully list on the Berlin Stock Exchange.  No further fees are payable under this agreement.

(8)	Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”)

On May 18, 2016, the Company entered into a Professional Relations and Consulting Agreement with Acorn Management Partners, LLC (“Acorn”), a Georgia limited liability company, for a term of 12 months.  Under the terms of the agreement, Acorn will create a market awareness program and introduce financial professionals to the Company targeting the US marketplace.  The program shall be designed to build long-term relationships between the Company and licensed financial professionals.  In consideration of the Services, the Company agrees to pay to Acorn the following fees:

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

As of December 31, 2016, $30,500 has been paid, and a further $74,500 has been accrued in respect of this agreement relative to the first six month term.  Prior to conclusion of the first six months the contract was terminated by mutual agreement of both parties and as at December 31, 2016 the Company had entered negotiations to settle remaining amounts payable.

(9)	Services Agreement with KCN Ltd.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the year ended December 31, 2016 and 2015:

(a) Services provided from related parties:

	Year Ended December 31,
	2016	2015
Consulting fees from CEO and President (i)	$60,000	$60,000
Consulting fees from a Director (ii)	44,266	44,380
Professional fees from Director (iii)	13,280	13,380
Consulting fees for VP (iv)	26,560	8,876
Consulting fees for COO (v)	36,529	51,582
Stock-based compensation (VP) (iv)	169,000	-
Stock award granted to Director (iii)	-	450,000
	$349,635	$628,218

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

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. During fiscal 2016 and fiscal 2015 Dr. Kapatos invoiced the Company GBP$40,000 for services rendered in each fiscal year respectively.

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards. During fiscal 2016 and fiscal 2015 Mr. Kardaras invoiced the Company EUR $12,000 for services rendered in his capactiy as a director in each fiscal year respectively.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,180) per month.

On March 1, 2016, the Company approved a one-year extension to the consulting agreement. Concurrently, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of 200,000 awards were fully vested with a fair market value of $169,000.

(v)
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

On August 30, 2016, the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(b) Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2015 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2016 ($)
Consulting fees from CEO and President (i)	293,881	60,000	131,025	(8,750)	(10,058)	466,098
Consulting fees from a Director (ii)	-	44,266		-	(2,117)	42,149
Professional fees from Director (iii)	1,091	13,280	-	(13,319)	-	1,052
Consulting fees for VP (iv)	-	26,560	-	(26,560)	-	-
Consulting fees for COO (v)	-	36,529	-	(36,529)	-	-
	294,972	180,635	131,025	(85,158)	(12,175)	509,299

(c) Advances from related parties:

	Balance, December 31, 2015 ($)	Addition ($)	Assignment & Assumption ($)	Payment ($)	Foreign exchange ($)	Balance, December 31, 2016 ($)
CEO and President (i)	615,898	466,925	(109,079)	(619,187)	(38,480)	316,077
Director (ii)	-		109,079	(40,076)	(1,916)	67,087
COO (v)	33,522			(32,346)	(1,176)	-
	649,420	466,925	-	(691,609)	(41,572)	383,164

(ii) During January 2016, Christos Kapatos, director and CTO, entered into a private agreement for the assignment and assumption of certain advances payable with Sotirios Leontaritis, President and CEO, in respect of an amount totalling EUR$100,000 (US$109,079).  During the year ended December 2016 amounts totaling $40,076 were repaid to Dr. Kapatos leaving a balance of $67,087 due and payable as at December 31, 2016.

(d) Loan Agreement from related parties (ref Note 8 - Loan)

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2016 ($)
CEO and President (i)	163,595	44,925	(214,072)	5,552	-

Note 11 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of Series A preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 14 below).

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the year ended December 31, 2016:

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

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. On March 1, 2016 100,000 shares have been issued in accordance with the terms of the award valued at $84,500, the fair market value on grant date, which amount has been expensed as stock based compensation. On October 1, 2016 100,000 shares have been issued in accordance with the terms of the award valued at $97,500, the fair market value on grant date, which amount has been expensed as stock based compensation.

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the year ended December 31, 2016: (continued)

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

On July 7, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed for a total of 31,320 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$15,660. The shares are subject to applicable resale restrictions.

On July 7, 2016, the Company entered into a Private Placement Subscription Agreement (the “Agreement”) with an individual (the “Individual”). Under the terms of the Agreement the Individual subscribed each for a total of 24,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for cash proceeds of US$12,000. The shares are subject to applicable resale restrictions.

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the year ended December 31, 2016: (continued)

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

On September 9, 2016, the Company entered into five Private Placement Subscription Agreements (the “Agreement”) with five individuals (the “Individual”). Under the terms of the Agreements the Individuals subscribed for a total of 420,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$210,000. The shares are subject to applicable resale restrictions.

On October 11, 2016, the Company entered into Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 40,000 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$20,000. The shares are subject to applicable resale restrictions

On October 24, 2016, the Company granted a total of 25,000 stock awards to various employees of its wholly owned UK subsidiaries with a market value of $1 per share. The shares are subject to applicable resale restrictions

On November 4, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 85,000 shares of the Company’s common stock at a purchase price of US$0.60 per share for total cash proceeds of US$51,000. The shares are subject to applicable resale restrictions

On November 18, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 66,300 shares of the Company’s common stock at a purchase price of US$0.80 per share for total cash proceeds of US$53,040. The shares are subject to applicable resale restrictions

On December 7, 2016, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreements the Individual subscribed for a total of 21440 shares of the Company’s common stock at a purchase price of US$0.50 per share for total cash proceeds of US$10,720. The shares are subject to applicable resale restrictions

As at December 31, 2016 and December 31, 2015 the Company had a total of 192,814,844 and 190,743,961 shares issued and outstanding, respectively.

HCi Viocare
Notes to Audited Consolidated Financial Statements

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

The following table summarizes information concerning stock options outstanding as of December 31, 2016 and December 31, 2015:

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 12 - STOCK OPTIONS

	December 31, 2016		December 31, 2015
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

	Stock Options	Weighted Average Grant Date Fair Value

Unvested, end of December 31, 2014	25,000	$0.04
Granted	-
Vested	(25,000)	-
Forfeited	-	-
Unvested, end of December 31, 2015	-	$-
Unvested, end of September 30, 2016	-	$-

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

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES:

The Company's operations in Greece have no tax free income threshold and  are subject to taxation at a rate of 29% applied to all net income earned after $1 Euro.  Further, after its first year of profitable operations, the Company is required to remit estimated income taxes prorated monthly based on the prior year's calculatd income taxes payable.

The Company's operations in the United Kingdom are  subject to Corporation Tax at a single taxation rate of 20% calculated on net income.  The Company's operations are subject to certain releif from taxation with respect to R&D credit claims and may be subject to  "Patent Box" relief which provides for a lower rate of income tax payable on all licensing income generated from the corporate owned patents.  There are numerous critera required to be met to qualify for such relief.

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at December 31, 2016 was $4,619,000 in the U.S., $1,244,000 in Greece and $306,000 in the U.K and at December 31, 2015 was $3,843,000 in the U.S., $800,840 in Greece and $453,700 in the U.K.

The provision for income taxes in US consists of the following:

	Year ended December 31,
	2016	2015
Current operations	$348,400	$534,200
Timing differences, Stock based compensation	(84,575)	-
Less, Change in valuation allowance	(263,825)	(534,200)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Year ended December 31,
	2016	2015
Current operations	$128,670	$92,000
Less, Change in valuation allowance	(128,670)	(92,000)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Year ended December 31,
	2016	2015
Current operations	$27,780	$1,012,000
Research and development	(57,180)	(980,600)
Less, Change in valuation allowance	29,400	(31,400)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of December 31, 2016 and 2015 are as follows:

	December 31, 2016				December 31, 2015
	US Expected rate 34%	Greece Expected rate 29%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 26%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$4,619,000		$1,244,000	$306,000	$2,403,548	$231,800	$226,800
Less, Valuation allowance	(4,619,000)		(1,244,000)	(306,000)	(2,403,548)	(231,800)	(226,800)
Net deferred tax asset	$-	$		$-	$-	$-	$-

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 13 – PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at December 31, 2016 and 2015 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at December 31, 2016 and 2015. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Note 14 - SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and growth and technology development strategies.

The Clinics segment derives its revenue from provision of services at our P&O Clinic located in Glasgow, Scotland. The Technology segment derives its income from the licensing of its proprietary technologies and ultimately recurring royalty income as well as technology access fees. Prsently we are only deriving income from our UK-based operations.  We expect this to be the case until such time as we are able to expand our chain of P&O Clinics.

There are no inter-segment sales however, the Company’s two primary operating segments do share cost on certain operational overheads including facility rent and staff salaries.

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$575,001	$112,447	$-	$687,448
Depreciation & amortization	6,061	35,730	25,856	67,647
Loss from operations	(23,735)	(115,151)	$(1,466,686)	$(1,605,572)
Interest expenses	-	-	$(3,982)	$(3,982)
Income tax expense	11,200	-	$-	$11,200
Assets	45,034	173,927	$100,329	$319,290
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Audited Consolidated Financial Statements

Note 15 - SUBSEQUENT EVENTS

On January 1, 2017, the Company approved a three-year extension to the consulting agreement between the Company and its President & CEO and controlling shareholder, Sotirios Leontaritis, originally entered into on January 1, 2014.

The revision to the Agreement ("Addendum No. 1") has a term of three years, being effective as of January 1, 2017, and ending on December 31, 2019, renewable for such further term as may be mutually agreed between the parties.  As per Addendum No. 1 the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, under the terms of the Addendum No. 1, Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

On March 1, 2017, the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015. The revision to the Agreement ("Addendum No. 2") has a term of one year, being effective as of March 1, 2017, and ending on February 28, 2018, renewable for such further term as may be mutually agreed between the parties. All other terms and conditions remain valid and in force. Concurrrently the final 100,000 shares issuable under a stock award originally granted on March 1, 2016 was issued.

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant.

On March 6, 2017, the Company approved the issuance of 50,000 common shares for the services provided by a consultant in the form of stock award which shall vest as of the date of grant.

On March 7, 2017, the Company approved the issuance of 50,000 common shares for the services provided a consultant in the form of stock award which shall vest as of the date of grant.

On March 17, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Sergios Katsaros, Vice-president, officer of the Company, in the form of stock award which shall vest as of the date of grant.

On March 22, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Brian Maguire, Director of HCi Viocare Clinics UK Ltd., subsidiary of the Company, in the form of stock award which shall vest as of the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Management's Remediation Initiatives

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2016, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sotirios Leontaritis	Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	56	September 10, 2013
Nikolaos Kardaras	Secretary and Director	66	September 10, 2013
Christos Kapatos	Director, Chief Technical Officer	39	September 30, 2013
Yiannis Levantis	Director	41	July 18, 2015
Sergios Katsaros	Vice President	41	September 1, 2015

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

Sergios Katsaros failed to timely file his Form 4’s in connection with the grant of stock awards previously disclosed in financial and annual filings.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: Sergios Katsaros (2 forms, 2 transactions). We note in a review of the filings with the Securities and Exchange Commission that Mr. Jinzhao Wu has not filed a Form 4 or Form 5 reporting the disposition of his shares of the Company during fiscal 2013.

 ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:

•	Our principal executive officers for the fiscal years ended December 31, 2016 and 2015

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sotirios Leontaritis(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	2016	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
	2015	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
Heleen Kist(3) Chief Operating Officer (resigned August 30, 2016)	2016	36,529	Nil	Nil	Nil	Nil	Nil	Nil	36,529
	2015	51,582	Nil	Nil	Nil	Nil	Nil	Nil	51,582
Christos Kapatos (4) Chief Technical Officer	2016	44,266	Nil	Nil	Nil	Nil	Nil	Nil	44,266
	2015	44,380	Nil	Nil	Nil	Nil	Nil	Nil	44,380
Sergios Katsaros(2) Vice President	2016	26,560	Nil	169,000	Nil	Nil	Nil	Nil	195,560
	2015	8,876	Nil	Nil	Nil	Nil	Nil	Nil	8,876

(1) Mr. Sotirios Leontaritis was appointed as Chief Executive Officer, President, Treasurer, and Director on September 9, 2013 and Chief Financial Officer on June 9, 2014.  During fiscal 2015 and 2016 Mr. Leontaritis accrued total compensation of $60,000 per annum for total accruals of $120,000 which remained unpaid at December 31, 2016.
(2)Sergios Katsaros was appointed Vice President on September 1, 2015. During fiscal 2016 a total of 200,000 stock awards granted on his original appointment date fully vested and were valued at the market price on the date of the award totaling $169,000.
(3) Ms. Kist was appointed Chief Operating Officer on November 7, 2014.
(4) Dr. Christos Kapatos was appointed to the Company’s Board of Directors on September 30, 2013 and agreed to act as the Company’s Chief Technical Officer on April 16, 2014. During fiscal 2016 Mr. Kapatos accrued his total compensation of $44,266 which was unpaid as at December 31, 2016.

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

The following table summarizes information concerning stock options outstanding as of December 31, 2016:

	December 31, 2016		December 31, 2015
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	25,000	0.04	25,000	0.04
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

Employment Agreements, Officers and Directors

We have a consulting agreement with our Chief Executive Officer, Sotirios Leontaritis which was entered into on January 15, 2014, whereby Mr. Leontaritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017. Under the terms of the agreement, the Company agreed to pay to Mr. Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. Further, under the terms of the contract, Mr. Leontaritis will receive cash compensation of US$5,000 and a stock award of 7,000,000 shares of common stock of the Company in consideration of his services as an officer and director for the period from September 10, 2013 to December 31, 2013. On January 22, 2014, the Company issued the 7,000,000 shares to Mr. Leontaritis pursuant to the agreement. On January 1, 2017, the Company approved a three-year extension to the consulting agreement between the Company and its President & CEO and controlling shareholder, Sotirios Leontaritis, originally entered into on January 1, 2014.

The revision to the Agreement has a term of three years, being effective as of January 1, 2017, and ending on December 31, 2019, renewable for such further term as may be mutually agreed between the parties.  As per Addendum No. 1 the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, under the terms of the Addendum No. 1, Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) per year payable in equal monthly installments beginning on May 1, 2014.  On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. During fiscal 2016, this agreement was extended for a further one year period.

On November 7, 2014, the Company’s subsidiary, HCi Viocare Clinics entered into a service agreement with Mrs. Heleen Francoise Kist whereby she will provide her services as Chief Operating Officer (“COO”) of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation was thirty thousand GBP (£30,000) (USD$44,475) per year payable monthly in arrears on the last Friday of every month by credit transfer. On October 15, 2015, the Company’s COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty five thousand GBP (£45,000) (USD$ 66,712) per year.  Subsequently, on August 29, 2016 the Company’s subsidiary, HCi Viocare Clinics UK Ltd. approved a termination agreement with Heleen Kist which became effective at the close of her existing contract.  Mrs. Kist resigned her positions as an officer and under the terms of the termination agreement the Company has undertaken to repurchase a total of seven hundred thousand (700,000) shares of the Company’s common stock  at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

On September 1, 2015, the Board of Directors approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR2,000 per month. Further, on March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved another one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros. The revision to the Agreement ("Addendum No. 2") has a term of one year, being effective as of March 1, 2017, and ending on February 28, 2018.  All other terms and conditions remain valid and in force.

Compensation of Directors

During the most recent fiscal years ended 2016 and 2015, only Mr. Nikolaos Kardaras has received compensation for his services as a director of the Company.  Mr. Kardaras received $13,280 in the fiscal year ended December 31, 2016 and $13,380 in the fiscal year ended December 2015.   In addition, during fiscal 2015 Mr. Kardaras was issued a fully vested stock award of 700,000 shares of the Company’s common stock for prior services provided, valued at $450,000, which was the market price on the date of issue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 195,064,844shares of common stock issued and outstanding as of April 14, 2017, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Sotirios Leontaritis	145,710,562 shares held directly (3)	73.57%
Common Stock	Christos Kapatos	14,100,000 shares held directly(2)	7.23%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 14, 2017 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 195,064,844shares of common stock issued and outstanding as of April 14, 2017.
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
(3)Both the amount of ownership and the percentage of class calculation includes a total of 3,000,000 common shares which Mr. Leontaritis is entitled to acquire at his discretion effective January 1, 2017 at a price of $0.30 per share for a term of five (5) years.

Security Ownership of Management

The following table shows, as of April 14, 2017, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Sotirios Leontaritis, CEO and President	145,710,562 shares held directly (3)	73.57%
Common Stock	Christos Kapatos, Director and CTO	14,100,000 shares held directly(2)	7.23%
Common Stock	Nikolaos Kardaras, Director and Secretary	1,700,000 shares held directly	0.87%
Common Stock	Sergios Katsaros, Vice President	1,300,000 shares held directly	0.67%
	All Officers and Directors as a Group	162,810,562	82.33%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 14, 2017 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 195,064,844shares of common stock outstanding as of April 14, 2017.
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
(3)Both the amount of ownership and the percentage of class calculation includes a total of 3,000,000 common shares which Mr. Leontaritis is entitled to acquire at his discretion effective January 1, 2017 at a price of $0.30 per share for a term of five (5) years.

Changes in Control

None

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides details of the Company’s related party transactions during the year ended December 31, 2016 and 2015:

(a) Services provided from related parties:

	Year Ended December 31,
	2016	2015
Consulting fees from CEO and President (i)	$60,000	$60,000
Consulting fees from a Director (ii)	44,266	44,380
Professional fees from Director (iii)	13,280	13,380
Consulting fees for VP (iv)	26,560	8,876
Consulting fees for COO (v)	36,529	51,582
Stock-based compensation (VP) (iv)	169,000	-
Stock award granted to Director (iii)	-	450,000
	$349,635	$628,218

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

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. During fiscal 2016 and fiscal 2015 Dr. Kapatos invoiced the Company GBP$40,000 for services rendered in each fiscal year respectively.

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards. During fiscal 2016 and fiscal 2015 Mr. Kardaras invoiced the Company EUR $12,000 for services rendered in his capactiy as a director in each fiscal year respectively.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,180) per month.

On March 1, 2016, the Company approved a one-year extension to the consulting agreement. Concurrently, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of 200,000 awards were fully vested with a fair market value of $169,000.

(v)
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

On August 30, 2016, the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

(b) Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2015 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, December 31, 2016 ($)
Consulting fees from CEO and President (i)	293,881	60,000	131,025	(8,750)	(10,058)	466,098
Consulting fees from a Director (ii)	-	44,266		-	(2,117)	42,149
Professional fees from Director (iii)	1,091	13,280	-	(13,319)	-	1,052
Consulting fees for VP (iv)	-	26,560	-	(26,560)	-	-
Consulting fees for COO (v)	-	36,529	-	(36,529)	-	-
	294,972	180,635	131,025	(85,158)	(12,175)	509,299

(c) Advances from related parties:

	Balance, December 31, 2015 ($)	Addition ($)	Assignment & Assumption ($)	Payment ($)	Foreign exchange ($)	Balance, December 31, 2016 ($)
CEO and President (i)	615,898	466,925	(109,079)	(619,187)	(38,480)	316,077
Director (ii)	-		109,079	(40,076)	(1,916)	67,087
COO (v)	33,522			(32,346)	(1,176)	-
	649,420	466,925	-	(691,609)	(41,572)	383,164

(ii) During January 2016, Christos Kapatos, director and CTO, entered into a private agreement for the assignment and assumption of certain advances payable with Sotirios Leontaritis, President and CEO, in respect of an amount totalling EUR$100,000 (US$109,079).  During the year ended December 2016 amounts totaling $40,076 were repaid to Dr. Kapatos leaving a balance of $67,087 due and payable as at December 31, 2016.

(d) Loan Agreement from related parties (ref Note 8 - Loan)

	Balance, December 31, 2015 ($)	Addition ($)	Payment ($)	Foreign Exchange on the Note ($)	Balance, December 31, 2016 ($)
CEO and President (i)	163,595	44,925	(214,072)	5,552	-

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

During the year ended December 31, 2016 we accrued interest totaling $3,598 in respect of these loans.

During the year ended December 31, 2016, the Company repaid USD $222,822 (EUR €197,770) in cash in full settlement of the above notes, including accrued interest expense of USD $8,750 (EUR €7,770).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2016 and for the fiscal year ended December 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016 $	December 31, 2015 $
Audit Fees	27,182	21,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	7,050
All Other Fees	-0-	-0-
Total	27,182	28,050

Audit Fees

During the fiscal year ended December 31, 2016, we incurred approximately $27,182 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

During the fiscal year ended December 31, 2015, we incurred approximately $21,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $Nil and $7,050, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.39	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
10.40	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 18, 2016
10.41	The Agreement with Renell Wertpapierhandelsbank AG dated April 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on April 24, 2016
10.42	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.43	Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, LLC	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.44	The Agreement with HAS S.A. dated July 6, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.45	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on July 13, 2016
10.46	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 15, 2016
10.47	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2016
10.48	The Extension and Amendment of Engagement Letter with LXM Finance LLP	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016

10.49	The Addendum No. 2 to the Consulting Agreement of April 16, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.50	The Addendum No. 2 to the Scientific Advisory Board Agreement of April 15, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.51	Form of termination relating to services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated August 29, 2016	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.52	Form of Private Placement Subscription Agreements between the Company and the Individual subscribers	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.53	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.54	Form of grant notice for stock awards issued October 24, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.55	The agreement with KCN Ltd.	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.56	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.57	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on November 22, 2016
10.58	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on December 7, 2016
10.59	Addendum No. 2 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated March 1, 2017	Incorporated by reference to our Form 8-K filed with the SEC on March 10, 2017
10.60	Addendum No. 1 to the consulting agreement between HCi Viocare and Sotirios Leontaritis dated January 1, 2017	Filed herewith
10.61	The grant notice for stock awards issued March 3, 2017	Filed herewith
10.62	The grant notice for stock awards issued March 6, 2017	Filed herewith
10.63	The grant notice for stock awards issued March 7, 2017	Filed herewith
10.64	The grant notice for stock awards issued March 17, 2017	Filed herewith
10.65	The grant notice for stock awards issued March 22, 2017	Filed herewith
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	April 19, 2017	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 19, 2017	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	April 19, 2017	By:	/s/ Nikolaos Kardaras
		Name:	Nikolaos Kardaras
		Title:	Secretary and Director

Date:	April 19, 2017	By:	/s/ Christos Kapatos
		Name:	Christos Kapatos
		Title:	Director

Date:	April 19, 2017	By:	/s/ Yiannis Levantis
		Name:	Yiannis Levantis
		Title:	Director