Form 10-Q
period 2017-03-31
HCi Viocare
filed 2017-05-15
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

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

195,064,844shares of common stock issued and outstanding as of May 10, 2017.

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 19, 2017.

Page
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-4 to F-20

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$6,431	$2,492
Accounts receivable	25,233	15,212
Other receivable	36,963	39,371
Inventory	4,058	4,524
Prepaid expenses (Note 5)	42,914	43,560
Total Current Assets	115,599	105,159

Long-term Assets
Property, plant and equipment, net (Note 6)	198,139	214,131

Total Assets	$313,738	$319,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$545,668	$511,652
Accounts payable and accrued expenses-related party (Note 10)	578,598	509,299
Advances from a related party (Note 10)	410,977	383,164
Notes payable, third parties	103,818	-
Total Current Liabilities	1,639,061	1,404,115

Total Liabilities	1,639,061	1,404,115

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 195,064,844 shares issued and outstanding as of March 31, 2017 and 192,814,844 shares issued and outstanding as of December 31, 2016	19,506	19,281
Additional paid-in capital	31,073,148	30,561,930
Retained Deficit	(32,486,852)	(31,749,207)
Accumulated other comprehensive income	68,875	83,171
Stockholders' equity (deficiency)	(1,325,323)	(1,084,825)
Total Liabilities and Stockholders' Equity (Deficiency)	$313,738	$319,290

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016
Sales	$86,440	$140,520
Cost of goods sold	(47,557)	(67,188)
Gross Profit	38,883	73,332

Operating Expenses
Depreciation	20,908	20,814
Office rent	18,704	27,746
Office expenses	40,208	63,309
Consultancy Fees	357,772	670,908
Professional fees	239,139	214,026
Research and development	78,066	127,105
Travel and entertainment	19,285	36,568
Total Operating Expenses	774,082	1,160,476

Income (Loss) from Operations	(735,199)	(1,087,144)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	(910)	(319)
Interest Expenses due to third party	(1,536)	-
Interest Expenses due to related party	-	(2,364)
Total Other Income (Expenses)	(2,446)	(2,683)

Income (Loss) before Provision for Income Tax	(737,645)	(1,089,827)

Provision for Income Tax	-	-

Net Income (Loss)	$(737,645)	$(1,089,827)

Basic and fully diluted loss per share	$(0.00)	$(0.01)

Weighted average shares outstanding	192,943,733	191,228,721

Comprehensive Income (Loss) :
Net loss	$(737,645)	$(1,089,827)
Effect of foreign currency translation	(14,296)	(92,200)
Comprehensive Loss	$(751,941)	$(1,182,027)

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Operating Activities
Net loss	$(737,645)	$(1,089,827)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock option	122,543	-
Shares issued for stock award	388,900	126,250
Shares issued for services provided	-	465,250
Gain on foreign currency transactions	-	(8,658)
Depreciation	20,908	20,814
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(9,835)	(2,566)
Decrease (Increase) in prepaid expense	1,201	9,675
Decrease (Increase) in other receivable	(1,066)	1,445
Decrease (Increase) in inventory	522	54
Increase (Decrease) in accounts payable and accrued expenses	34,319	8,891
Increase (Decrease) in accounts payable and accrued expenses, related party	62,192	61,333
Increase (Decrease) in liability of unissued shares	-	141,400
Net cash used by operating activities	(117,961)	(265,939)

Investing Activities
Additions to Property, plant and equipment	-	(2,598)
Net cash (used) by investing activities	-	(2,598)

Financing Activities
Advances and Loans from related parties	61,365	166,121
Repayments, advances and loans from related party	(41,959)	(89,296)
Loans from third parties	103,818	-
Proceeds from private placement	-	228,400
Net cash provided by financing activities	123,224	305,225

Increase (decrease) in cash	5,263	36,688

Cash at beginning of period	2,492	9,579
Effects of exchange rates on cash	(1,324)	10,793
Cash at end of period	$6,431	$57,060

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements

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

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the the planning and development of a P&O clinic in Athens, Greece.

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

Note 2 - GOING CONCERN

The Company incurred net losses of $737,645 and $1,089,827 for the three months ended March 31, 2017 and 2016, respectively and has a retained deficit of $32,486,852 as of March 31, 2017. In addition, the Company had a working capital deficiency of $1,523,462 and a stockholders' deficit of $1,325,323 at March 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the ‘functional currency’).  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.93136EUR, 1USD=0.80286GBP (March 31, 2017), and;
1USD=0.9490EUR, 1USD=0.8127GBP (December 31, 2016);
ii) income and expenses are translated at average exchange rates, or 1USD=0.93136EUR, 1USD=0.80731GBP (March 31, 2017), and;
1USD=0.88058EUR, 1USD=0.69565GBP (March 31, 2016)
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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three months ended March 31, 2017 and 2016, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $78,066 and $127,105 for the three months ended March 31, 2017 and 2016, respectively.

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

Income tax years for 2013, 2014, 2015 and 2016 are open to examination by the taxing authorities.

Basic and Diluated Loss per Share
The Company reports earnings per share in accordance with FASB ASC 260, “Earnings Per Share.” FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended March 31, 2017 and March 31, 2016, respectively, however, since the Company reflected a net loss in the three-month period ended March 31, 2017 and 2016, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	March 31, 2017	March 31, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock option	3,000,000	-
Total	3,500,000	500,000

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

Recent Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2017	December 31, 2016
Office lease, including security deposits	$36,440	$35,977
Travel advances and other expenses	6,474	7,583
Total prepaid expense	$42,914	$43,560

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678
Additions - purchase	3,413	416	5,343	-	7,844	-	17,016
Foreign exchange	(29,649)	(4,230)	(3,078)	(1,846)	(734)	(6,313)	(45,850)
At December 31, 2016	184,427	29,524	29,694	52,686	8,396	31,117	335,844

Foreign exchange	2,553	428	455	999	102	379	4,916
At March 31, 2017	186,980	29,952	30,149	53,685	8,498	31,496	340,760

Amortization
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066
Charge for the period	33,612	8,024	7,330	10,560	1,008	7,113	67,647
At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713

At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713
Charge for the period	10,185	2,474	2,383	3,215	545	2,106	20,908
At March 31, 2017	68,413	17,387	16,416	25,554	1,687	13,164	142,621

Carrying Amounts
At December 31, 2016	$126,202	$14,611	$15,660	$30,347	$7,253	$20,058	$214,131
At March 31, 2017	$118,567	$12,565	$13,733	$28,131	$6,811	$18,332	$198,139

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months’ rental fee upon executing the agreement. As of December 31, 2016, $3,161 (EUR €3,000) is shown as deposit in the prepaid account.  The lease expired subsequent to fiscal year end and is currently under negotiation for renewal on similar terms.

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at March 31, 2017 and December 31, 2016:

Amount owed for rent
Balance, December 31, 2016	$472
Payment during the period	(472)
Balance, March 31, 2017	$-

Amount owed for maintenance charges
Balance, December 31, 2016	$15,459
Foreign exchange	235
Balance, March 31, 2017	$15,694

Amount owed for utility charges
Balance, December 31, 2016	$13,606
Foreign exchange	207
Balance, March 31, 2017	$13,813

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 7 - OFFICE LEASE (continued)

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company’s first Viocare center, a full-service Prosthetic and Orthotic (“P&O”) practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$24,900 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$49,800 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$49,800 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$37,350(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$49,800 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $28,738 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2016	$3,161	$32,816
Foreign exchange on the deposits	60	403
As of March 31, 2017	$3,221	$33,219

As of March 31, 2017, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2017(1)	$-	$37,400
2018	-	39,400
2019	-	47,750
2020	-	8,310
	$-	$132,860

(1)The Company’s lease for its Athens corporate office expired February 2017 and is currently under negotiation for extension.  The Company is presently operating this lease on a month to month basis.

Note 8 -   LOAN

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company’s subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$42,948) with an annual interest rate of 5%, payable within one year from the date of the agreement.

On January 23, 2017, HCi Viocare Clinics UK Ltd., the Company’s subsidiary, entered into a loan agreement with a third party to borrow a total amount of GBP 58,000 (US$60,875) with an annual interest rate of 10%, payable within one year from the date of the agreement.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company’s wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be USD$42,150  (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company’s common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company’s common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017.

(2)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company’s President and CEO in order to create and implement the Company’s strategic plan and assist in securing additional financing to meet the needs of the Company’s business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,100 (€2,000 ) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement (the “Agreement”) between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

(3)	Services Agreement with KCN Ltd.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company’s related party transactions during the three months ended March 31, 2017 and 2016:

(a) Services provided from related parties:

	Three Months Ended March 31,
	2017	2016
Consulting fees from CEO and President (i)	$30,000	$15,000
Consulting fees from a Director (ii)	10,655	11,028
Professional fees from Director (iii)	3,196	3,308
Consulting fees for VP (iv)	6,393	6,617
Consulting fees for COO (v)	-	16,113
Stock-based compensation (VP) (iv)	187,200	84,500
Stock award granted to Director (iii)	172,000	-
	$409,444	$136,566

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis (“Leontaritis”), whereby Leontaritis shall provide services to the Company as the Company’s President and Chief Executive Officer in regards to the Company’s management and operations for the period from January 1, 2014 to December 31, 2017.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total minimum payments of $360,000.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. During fiscal 2016 and fiscal 2015 Dr. Kapatos invoiced the Company GBP$40,000 for services rendered in each fiscal year respectively. For the three months ended March 31, 2017 Mr. Kapatos invoiced a total of GBP$10,000.

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards. During fiscal 2016 and fiscal 2015 Mr. Kardaras invoiced the Company EUR $12,000 for services rendered in his capactiy as a director in each fiscal year respectively.  During the three months ended March 31, 2017 Mr. Kardaras invoiced a total of EUR$3,000

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,180) per month. On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. On March 1, 2017, the final instalment of 100,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 17, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Katsaros, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $170,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

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

(b) Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2016 ($)	Services provided during the period ($)	Reimbursement on Company’s expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, March 31, 2017 ($)
Consulting fees from CEO and President (i)	466,098	30,000	19,390	-	6,204	521,692
Consulting fees from a Director (ii)	42,149	10,655	-	-	881	53,685
Professional fees from Director (iii)	1,052	3,196	-	(3,174)	-	1,074
Consulting fees for VP (iv)	-	6,393	-	(4,246)	-	2,147
Consulting fees for COO (v)	-	-	-	-	-	-
	509,299	50,244	19,390	(7,420)	7,085	578,598

(c) Advances from related parties:

	Balance, December 31, 2016 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, March 31, 2017 ($)
CEO and President (i)	316,077	61,365	(41,959)	7,135	342,618
Director (ii)	67,087	-	-	1,272	68,359
	383,164	61,365	(41,959)	8,407	410,977

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

Share issuances during the three months ended March 31, 2017

On March 1, 2016, the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. On March 1, 2017, 100,000 shares have been issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 6, 2017, the Company approved the issuance of 50,000 common shares for the services provided by a consultant in the form of stock award which shall vest as of the date of grant. 50,000 shares have been valued at $8,600, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 7, 2017, the Company approved the issuance of 50,000 common shares for the services provided a consultant in the form of stock award which shall vest as of the date of grant. 50,000 shares have been valued at $8,600, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 17, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Sergios Katsaros, Vice-president, officer of the Company, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $170,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

On March 22, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Brian Maguire, Director of HCi Viocare Clinics UK Ltd., subsidiary of the Company, in the form of stock award which shall vest as of the date of grant. 50,000 shares have been valued at $12,500, the fair market value on grant date, which amount has been expensed as stock based compensation.

As at March 31, 2017 and December 31, 2016 the Company had a total of 195,064,844 and 192,814,844 shares issued and outstanding, respectively.

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

On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019. Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.

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

The Company recognized stock-based compensation expense allocated to consulting fees of $122,543 during the three months ended March 31, 2017. Unrecognized amount of $2,328,325 will be expensed in future period.

The following table summarizes information concerning stock options outstanding as of March 31, 2017 and December 31, 2016:

Series A Preferred Stock:
	March 31, 2017		December 31, 2016
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 2.5 years.
Common stock:
	March 31, 2017		December 31, 2016
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	3,000,000	0.30	-	-
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at the period	3,000,000	0.30	-	-

The aforementioned options have an average remaining life of 4.75 years.
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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants:

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

Series A Preferred Stock:
Options Granted September 30, 2014
Fair value of options granted	1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00

Common stock:
Options Granted on January 1, 2017
Fair value of options granted	0.925
Assumptions used:
Expected life (years) (a)	5
Risk free interest rate (b)	1.93%
Volatility (c)	175.4%
Dividend yield (d)	0.00

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

Note 13– PROVISION FOR INCOME TAXES:

The Company's operations in Greece have no tax free income threshold and  are subject to taxation at a rate of 29% applied to all net income earned after $1 Euro.  Further, after its first year of profitable operations, the Company is required to remit estimated income taxes prorated monthly based on the prior year's calculated income taxes payable.

The Company's operations in the United Kingdom are  subject to Corporation Tax at a single taxation rate of 20% calculated on net income.  The Company's operations are subject to certain relief from taxation with respect to R&D credit claims and may be subject to  "Patent Box" relief which provides for a lower rate of income tax payable on all licensing income generated from the corporate owned patents.  There are numerous critera required to be met to qualify for such relief.

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at March 31, 2017 was $4,832,000 in the U.S., $1,297,572 in Greece and $324,386 in the U.K and at December 31, 2016 was $4,619,000 in the U.S., $1,244,000 in Greece and $306,000 in the U.K.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES: (continued)

The provision for income taxes in US consists of the following:

	Three months ended
	2017	2016
Current operations	$204,457	$534,200
Timing differences, Stock based compensation	(132,226)	-
Less, Change in valuation allowance	(72,231)	(534,200)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Three months ended
	2017	2016
Current operations	$15,380	$51,300
Less, Change in valuation allowance	(15,380)	(51,300)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Three months ended
	2017	2016
Current operations	$16,654	$17,164
Research and development	(13,113)	(19,466)
Less, Change in valuation allowance	(3,541)	2,302
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of March 31, 2017 and 2016 are as follows:

	March 31, 2017				December 31, 2016
	US Expected rate 34%	Greece Expected rate 29%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$4,832,000		$1,297,572	$324,386	$4,619,000	$1,244,000	$306,000
Less, Valuation allowance	(4,832,000)		(1,297,572)	(324,386)	(4,619,000)	(1,244,000)	(306,000)
Net deferred tax asset	$-	$		$-	$-	$-	$-

The Company has no tax position at March 31, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at March 31, 2017 and December 31, 2016. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 14 - SEGMENT REPORTING

The Company’s operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and growth and technology development strategies.

The Clinics segment derives its revenue from provision of services at our P&O Clinic located in Glasgow, Scotland. The Technology segment derives its income from the licensing of its proprietary technologies and ultimately recurring royalty income as well as technology access fees. Presently we are only deriving income from our UK-based operations.  We expect this to be the case until such time as we are able to expand our chain of P&O Clinics.

There are no inter-segment sales however, the Company’s two primary operating segments do share cost on certain operational overheads including facility rent and staff salaries.

Three months ended March 31, 2017:
	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$83,884	$2,556	$-	$86,440
Depreciation & amortization	$2,231	$10,771	$7,906	$20,908
Loss from operations	$(23,319)	$(58,947)	$(652,933)	$(735,199)
Interest expenses	$(1.040)	$-	$(496)	$(1,536)
Assets	$60,154	$158,104	$95,480	$313,738
Expenditure on long-lived assets	$-	$-	$-	$-

Three months ended March 31, 2016:
	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$116,135	$24,385	$-	$140,520
Depreciation & amortization	$1,532	$10,802	$8,480	$20,814
Loss from operations	$(28,753)	$(57,068)	$(1,001,322)	$(1,087,144)
Interest expenses	$-	$-	$(2,364)	$(2,364)
Assets	$55,586	$247,477	$164,602	$467,665
Expenditure on long-lived assets	$-	$-	$-	$-

Note 14 - SUBSEQUENT EVENTS

On April 20, 2017, the Company entered into Private Placement Subscription Agreements (the “Agreement”) with certain individuals. Under the terms of the agreements the individuals subscribed for a total of 539,507 shares of the Company’s common stock at a purchase price of US$0.20 per share for total cash proceeds of US$107,901. The shares are subject to applicable resale restrictions and have not yet been issued.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

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

BUSINESS OVERVIEW

We were incorporated in the State of Nevada on March 26, 2007 as a company intending to sell medical devices in the northern regions of China. Our intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in northern China. We also intended to assist Chinese medical device manufacturers on the development of the North American market. The Company did not find suitable relationships with which to progress its business until it undertook a change in management in September 2013. With the change in management, the Company determined that it would initially concentrate on the development and marketing of medical devices in Europe, more particularly initially in Scotland, where management had identified several opportunities for entry into the markets for prosthetics and orthotics. We are currently engaged in healthcare innovation in the fields of prosthetics and orthotics (P&O), and we intend to be engaged in the operation of P&O total rehabilitation clinics.   Further during fiscal 2014 we acquired various patents for the development of certain healthcare innovations including various athletic applications.  We have two wholly-owned Scottish subsidiaries: HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited, and one wholly owned Greek subsidiary, HCi Viocare Clinics (Hellas) S A.

Presently we are primarily engaged in the research and development, commercialization and marketing of innovative medical technologies including wearable devices and on body applications that have use in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment.  Further we are in development for more far reaching applications including use in automotive tires and other targeted industries where sensor technology may have valuable application.  Further we continue to operate and expand our brand of prosthetics and orthotics (“P&O”) and diabetic foot total rehabilitation clinics. During fiscal 2016 our flagship prosthetics clinic in Glasgow Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our year over year revenues.  Presently our revenue stream is derived primarily from the Company’s flagship P&O clinic located in Glasgow, Scotland, and with some initial commercial income from prospective licensing partners for the Technologies businesses.

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

Background and key developments

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $86,440in revenues from operations and $47,557 in cost of goods sold for the three months ended March 31, 2017, compared to $140,520 in revenue and $67,188 in costs of goods sold for the three month periods ended March 31, 2016.  We experienced significant growth to our Glasgow P&O clinic customer base in fiscal 2016, and a substantive increase in revenues in fiscal 2016 as compared to fiscal 2015.  The current quarter decrease in revenue period over period is due to certain one time revenue items recorded in the three months ended March 31, 2016, including a one time technology access fee of $24,38 with no similar fees earned in the three months ended fiscal 2017.  In addition quarter over quarter from fiscal 2016 to fiscal 2017 the GBP declined substantially in value, which greatled impacts our US dollar reporting results as the majority of our income is earned in GBP. Operating expenses for the three months ended March 31, 2017 were $774,082, compared to $1,160,476 for the three months ended March 31, 2016.

Operating Expenses – Operating expenses totaling $774,082 in the three months ended March 31, 2017 decreased by $386,394 or approximately 33% compared to $1,160,476 in operating expenses in 2016. The substantial decrease period over period is almost entirely attributable to the termination of certain consulting agreements over the comparative periods, which reduced our consulting fees considerably. .  Further, there was a substantive decrease in both research and development expenses and travel and entertainment expenses in the comparative periods.

Loss from Operations – During the three-month periods ended March 31, 2017 and 2016 we recorded losses from operations of $735,199 and $1,087,144 respectively.

Other expenses - During the three months ended March 31, 2017, the Company recorded losses from other expense including interest and foreign currency losses of $2,446 and $2,683 respectively.

Net Loss - ADuring the comparative three month periods the Company recorded net losses of $737,645 and $1,089,827 respectively.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2017, we had $6,431 cash on hand, $62,196 in receivables, $4,058 in inventory, and prepaid expenses of $42,914 for total current assets of $115,599.  Further we had current liabilities of $1,124,266 in accounts payable and accrued expenses (including amounts due to related parties), $410,977 in advances from related parties and $103,818 in advances from third parties.   We had a working capital deficit of $1,523,462 as at March 31, 2017. While the Company’s prosthetics and orthotics clinic in Glasgow has greatly increased its patient through-put year over year, sales in the first quarter of fiscal 2017 were substantially reduced from the prior comparative quarter.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we had limited revenue in this segment in the three months ended March 31, 2017.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   We secured loans and advances from related and unrelated parties during the three months ended March 31, 2017 of $165,183 and made repayments to related party advances of $41,959. The Company has closed additional private placements in the amount of $107,901 after March 31, 2017.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2017.

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

GOING CONCERN

The Company incurred net losses of $737,645 and $1,089,827 for the three months ended March 31, 2017 and 2016, respectively and has a retained deficit of $32,486,852as of March 31, 2017. In addition, the Company had a working capital deficiency of $1,523,462 and a stockholders' deficit of $1,325,323 at March 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended March 31, 2017.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2017, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

(b)	Management’s Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of March 31, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

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

Management's Remediation Initiatives

As of March 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Contract between the Company and Sotirios Leontaritis dated effective January 1, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 21, 2014
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.3	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	Consulting Agreement between the Company and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.5	Consulting Agreement between the Company and Professor Stephan Solomonidis dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.6	Consulting Agreement between the Company and Professor William Sandham dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.7	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.8	Letter from Zhen dated June 19, 2014 regarding change in certified accountant.	Incorporated by reference to our Form 8-K filed with the SEC on June 25, 2014
10.9	Agreement between HCi Viocare Clinics UK Limited (Formerly W.D. Spence Prosthetics Limited) and Heleen Francoise Kist, dated November 7, 2014	Incorporated by reference to our Form 8-K filed with the SEC on November 12, 2014
10.10	Share purchase agreement between Sotirios Leontaritis and HCi Viocare Dated November 28, 2014	Incorporated by reference to our Form 8-K filed with the SEC on December 2, 2014
10.11	Private placement subscription agreement dated December 24, 2014	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.12	Consulting Agreement between the Company and Mikulas Dylowicz dated January 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on January 2, 2015
10.13	Form of Private Placement Subscription Agreement between the Company and a private investor dated February 2, 2015	Incorporated by reference to our Form 8-K filed with the SEC on February 9, 2015
10.14	Form of Private Placement Subscription Agreement between the Company and a private investor dated March 23, 2015	Incorporated by reference to our Form 10-K filed with the SEC on April 16, 2015
10.15	The Agreement with HELLENIC AMERICAN SECURITIES S.A. dated May 7, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.16	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.17	The Addendums to the Consulting Agreements of April 16, 2014 with Dr. Christos Kapatos, Professor William Sandham and Professor Stephan Solomonidis dated May 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.18	The amendments to the scientific advisory agreements, dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015
10.19	The debt settlement agreement with Leontaritis dated May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015

10.20	The grant notice for stock awards issued May 28, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 3, 2015
10.21	Loan agreement dated June 11, 2015 between the Company and its President, Sotirios Leontaritis	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.22	Trademark assignment dated March 18, 2015	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2015
10.23	The grant notice for stock award dated July 24, 2015	Incorporated by reference to our Form 8-K filed with the SEC on July 29, 2015
10.24	Consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2015	Incorporated by reference to our Form 8-K filed with the SEC on September 10, 2015
10.25	Form of Private Placement Subscription Agreement between the Company and a private investor	Incorporated by reference to our Form 8-K filed with the SEC on October 8, 2015
10.26	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on October 14, 2015
10.27	Addendum No. 1 to the services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated October 15, 2015	Incorporated by reference to our Form 8-K filed with the SEC on October 16, 2015
10.28	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.29	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 16, 2015
10.30	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on January 8, 2016
10.31	The Agreement with LXM Finance LLP	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.32	The Agreement with Consultant dated February 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.33	The Agreement with Consultant dated February 18, 2016	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.34	The Agreement with Consultant dated February 19, 2016.	Incorporated by reference to our Form 8-K filed with the SEC on February 11, 2016
10.35	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 3, 2016
10.36	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.37	Addendum No. 1 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated September 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.38	The grant notice for stock awards issued March 1, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 11, 2016
10.39	The grant notice for stock awards issued March 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on March 23, 2016
10.40	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 18, 2016
10.41	The Agreement with Renell Wertpapierhandelsbank AG dated April 22, 2016	Incorporated by reference to our Form 8-K filed with the SEC on April 24, 2016
10.42	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.43	Professional Relations and Consulting Agreement between the Company and Acorn Management Partners, LLC	Incorporated by reference to our Form 10-Q filed with the SEC on May 23, 2016
10.44	The Agreement with HAS S.A. dated July 6, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.45	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on July 13, 2016
10.46	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 15, 2016
10.47	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on July 27, 2016
10.48	The Extension and Amendment of Engagement Letter with LXM Finance LLP	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016

10.49	The Addendum No. 2 to the Consulting Agreement of April 16, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.50	The Addendum No. 2 to the Scientific Advisory Board Agreement of April 15, 2014 with Dr. Christos Kapatos, dated August 2, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on August 22, 2016
10.51	Form of termination relating to services agreement between HCi Viocare Clinics UK Limited and Heleen Francoise Kist, dated August 29, 2016	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.52	Form of Private Placement Subscription Agreements between the Company and the Individual subscribers	Incorporated by reference to our Form 8-K filed with the SEC on September 22, 2016
10.53	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.54	Form of grant notice for stock awards issued October 24, 2016	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.55	The agreement with KCN Ltd.	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.56	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 10-Q filed with the SEC on November 14, 2016
10.57	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on November 22, 2016
10.58	Form of Private Placement Subscription Agreement between the Company and the Individual	Incorporated by reference to our Form 8-K filed with the SEC on December 7, 2016
10.59	Addendum No. 2 to the consulting agreement between HCi Viocare and Sergios Katsaros, dated March 1, 2017	Incorporated by reference to our Form 8-K filed with the SEC on March 10, 2017
10.60	Addendum No. 1 to the consulting agreement between HCi Viocare and Sotirios Leontaritis dated January 1, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.61	The grant notice for stock awards issued March 3, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.62	The grant notice for stock awards issued March 6, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.63	The grant notice for stock awards issued March 7, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.64	The grant notice for stock awards issued March 17, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.65	The grant notice for stock awards issued March 22, 2017	Incorporated by reference to our Annual Report on Form 10-K filed with the SEC on April 19, 2017
10.66	Form of Private Placement Subscription Agreement between the Company and the Individuals	Incorporated by reference to our Form 8-K filed with the SEC on April 20, 2017.
14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited - HCi Viocare Clinics (Hellas) S A
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	May 15, 2017	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)