Form 10-Q
period 2017-06-30
HCi Viocare
filed 2017-08-18
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

+44 141 370 0321
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

197,320,978 shares of common stock issued and outstanding as of August 2, 2017.

HCI VIOCARE

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this "Report") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-Q.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words "we," "us," "our," and the "Company," they refer to HCi Viocare and its consolidated subsidiaries, and "SEC" refers to the Securities and Exchange Commission.

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 19, 2017.

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	June 30, 2017 (unaudited)	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$2,938	$2,492
Accounts receivable	48,675	15,212
Other receivable	40,888	39,371
Inventory	4,225	4,524
Prepaid expenses (Note 5)	47,416	43,560
Total Current Assets	144,142	105,159

Long-term Assets
Property, plant and equipment, net (Note 6)	187,574	214,131

Total Assets	$331,716	$319,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$588,493	$511,652
Accounts payable and accrued expenses-related party (Note 10)	543,875	509,299
Advances from a related party (Note 10)	287,015	383,164
Notes payable, third parties	109,035	-
Total Current Liabilities	1,528,418	1,404,115

Total Liabilities	1,528,418	1,404,115

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 196,820,978 shares issued and outstanding as of June 30, 2017 and 192,814,844 shares issued and outstanding as of December 31, 2016	19,682	19,281
Additional paid-in capital	31,556,691	30,561,930
Retained Deficit	(32,793,544)	(31,749,207)
Accumulated other comprehensive income	20,469	83,171
Stockholders' equity (deficiency)	(1,196,702)	(1,084,825)
Total Liabilities and Stockholders' Equity (Deficiency)	$331,716	$319,290

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenues
Sales	$133,260	$48,417	$219,700	$188,937
Cost of goods sold	(29,022)	(12,181)	(76,579)	(79,369)
Gross Profit	104,238	36,236	143,121	109,568

Operating Expenses
Depreciation	27,268	15,889	48,177	36,703
Office rent	28,404	32,123	47,108	59,869
Office expenses	55,727	72,805	95,934	136,114
Consultancy Fees	182,401	124,876	540,173	795,784
Professional fees	15,346	357,604	254,485	571,630
Research and development	94,521	76,830	172,587	203,935
Travel and entertainment	9,091	34,830	28,376	71,398
Total Operating Expenses	412,758	714,957	1,186,840	1,875,433

Loss from Operations	(308,520)	(678,721)	(1,043,719)	(1,765,865)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	2,394	2,738	1,484	2,419
Interest Expenses due to third party	(566)		(2,102)	-
Interest Expenses due to related party	-	(1,324)	-	(3,688)
Total Other Income (Expenses)	1,828	1,414	(618)	(1,269)

Loss before Provision for Income Tax	(306,692)	(677,307)	(1,044,337)	(1,767,134)

Provision for Income Tax	-	11,637	-	11,637

Net Loss	$(306,692)	$(665,670)	$(1,044,337)	$(1,755,497)

Basic and fully diluted loss per share	$(0.002)	$(0.003)	$(0.005)	$(0.009)

Weighted average shares outstanding	195,648,720	192,390,066	194,303,699	191,815,280

Comprehensive Income (Loss) :
Net loss	$(306,692)	$(665,670)	$(1,044,337)	$(1,755,497)
Effect of foreign currency translation	(48,406)	16,541)	(62,702)	(75,659
Comprehensive Loss	$(355,098)	$(649,129)	$(1,107,039)	$(1,831,156)

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended
	June 30,
	2017	2016

Operating Activities
Net loss	$(1,044,337)	$(1,755,497)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization stock option	245,086	-
Shares issued for stock award	388,900	126,250
Shares issued for services provided	-	715,250
Gain on foreign currency transactions	-	(49,004)
Depreciation	48,177	36,703
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(33,172)	(12,215)
Decrease (Increase) in prepaid expense	1,251	15,630
Decrease (Increase) in other receivable	2,710	6,623
Decrease (Increase) in Corporate taxes	-	(40,016)
Decrease (Increase) in inventory	544	778
Increase (Decrease) in accounts payable and accrued expenses	59,376	67,339
Increase (Decrease) in accounts payable and accrued expenses, related party	3,517	126,975
Increase (Decrease) in liability of unissued shares	-	187,600
Net cash used by operating activities	(327,948)	(573,584)

Investing Activities
Additions to Property, plant and equipment	-	(3,087)
Net cash (used) by investing activities	-	(3,087)

Financing Activities
Advances and Loans from related parties	105,616	367,423
Repayments, advances and loans from related party	(242,020)	(227,649)
Loans from third parties	103,818	-
Proceeds from private placement	361,176	449,613
Net cash provided by financing activities	328,590	589,387

Increase (decrease) in cash	642	12,716

Cash at beginning of period	2,492	9,579
Effects of exchange rates on cash	(196)	(9,814)
Cash at end of period	$2,938	$12,481

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

HCi Viocare ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year end.

While the Company has generated revenues from a portion of its planned principal operations, we are not yet able to meet operational overheads and are not yet profitable. We are considered an emerging growth enterprise. The Company was originally formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company's intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

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

On January 15, 2014, the Company incorporated two wholly-owned subsidiaries in Scotland, U.K., HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited. The Company intends to operate in Scotland under these two subsidiaries, one of which will undertake the development and marketing of technologies and the other which is a P&O clinic, which will serve as the centre of reference and training for the company's further clinics.

On February 12, 2014, through our wholly owned subsidiary, HCi Viocare Technologies Limited, the Company acquired an interest in a patented technology known as "Socket-Fit". SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for patients, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.  Socket-Fit is a digital system for assessing an amputee's residual limb and for the production of truly functional and comfortable prosthetic sockets. The technology takes account of the external and internal geometry of the amputee's stump, the biomechanical properties of each individual soft tissue layer and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb making it possible to produce an accurate, functional and comfortable prosthetic socket. By minimizing the time and cost of socket production and reducing the number of faulty sockets there will be a reduction in costs incurred by health services and insurance companies worldwide as well as benefits to the amputee. The Company intends to undertake and fund, through its U.K. subsidiary, a project to improve the nature of the data used in socket modeling software with a view to creating a system that will enable prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and can be marketed and used across the industry for improved socket creation.

On February 19, 2014, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to change the name of the Company to HCi Viocare effective March 21, 2014.  Effective March 21, 2014, in accordance with approval from FINRA, we changed our name from China Northern Medical Device, Inc. to HCi Viocare. Concurrently we commenced trading on the Over-the-Counter Bulletin Board under the symbol "VICA".

On April 16, 2014, through our wholly owned subsidiary HCi Viocare Technologies Limited, we acquired all rights and interest in and to the background Intellectual Property Rights ("IPR") for a developing technology known as "Smart Insole".  The Smart Insole system is believed to be a state-of-the-art, pressure and shear (friction)-sensing insole that can wirelessly communicate with connected devices.  The insole has a number of applications, including the mitigation of diabetic foot complications, such as ulceration, infection and amputation, in clinical gait analysis and in sports, as a wearable device to help athletes optimize their performance and prevent injury. The sensing system is very low cost, compared to traditional pressure sensing technologies, in our opinion making such applications affordable to the consumer for the first time.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND (continued)

On June 9, 2014, the Company, through our wholly owned subsidiary, HCi Viocare Clinics, acquired W D Spence Prosthetics Limited (the "Clinic"). The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics and orthotics clinic. The acquisition of the Clinic is the first step to the Company's and HCi Viocare Clinics' intention to develop the first chain of prosthetics and orthotics (P&O) and diabetic foot rehabilitation clinics in the European market, covering Southern Europe, the Middle East and North Africa.

On March 31, 2015, the Company's wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the the planning and development of a P&O clinic in Athens, Greece. On August 2, 2017 the Company commenced the dissolution and liquidation of this corporation.

Note 2 - GOING CONCERN

The Company incurred net losses of $1,044,337 and $1,755,497 for the six months ended June 30, 2017 and 2016, respectively and has a retained deficit of $32,793,544 as of June 30, 2017. In addition, the Company had a working capital deficiency of $1,384,276 and a stockholders' deficit of $1,196,702 at June 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.87638EUR, 1USD=0.77097GBP (June 30, 2017), and;
1USD=0.9490EUR, 1USD=0.8127GBP (December 31, 2016);
ii) income and expenses are translated at average exchange rates, or 1USD=0.9244EUR, 1USD=0.7949GBP (June 30, 2017), and;
1USD=0.8960EUR, 1USD=0.6973GBP (June 30, 2016)
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three and six months ended June 30, 2017 and 2016, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $94,521 and $172,587 for the three and six months ended June 30, 2017, and $76,830 and $203,935 for the three and six months ended 2016, respectively.

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

Stock-based compensation

For stock-based compensation the Company follows the guidance codified in the Compensation – Stock Compensation Topic of FASB ASC ("ASC 718"). The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended June 30, 2017 and June 30, 2016, respectively, however, since the Company reflected a net loss in the three and six-month period ended June 30, 2017 and 2016, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	Three and Six months ended June 30, 2017	Three and six months ended June 30, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock option	3,000,000	-
Total	3,500,000	500,000

Comprehensive Income

FASB ASC 220, "Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income, as defined, includes all changes in equity during a period, exclusive of shareholder transactions. Accordingly, comprehensive income (loss) may include certain changes in shareholders' equity (deficit) that are excluded from net income (loss).

Segment Reporting

FASB ASC 820 "Segments Reporting" establishes standards for reporting information about operating segments on a basis consistent with the Company's internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. Our proposed business segments are expected to span more than one geographical area. Specifically, the Company intends to operate prosthetic and orthotic rehabilitation clinics with various European based locations, as well as a corporate development and technology center which will undertake ongoing research and marketing activities.

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

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

Recent Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2017	December 31, 2016
Office lease, including security deposits	$38,016	$35,977
Travel advances and other expenses	9,400	7,583
Total prepaid expense	$47,416	$43,560

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678
Additions - purchase	3,413	416	5,343	-	7,844	-	17,016
Foreign exchange	(29,649)	(4,230)	(3,078)	(1,846)	(734)	(6,313)	(45,850)
At December 31, 2016	184,427	29,524	29,694	52,686	8,396	31,117	335,844

Foreign exchange	11,224	1,886	2,006	4,367	454	1,683	21,620
At June 30, 2017	195,651	31,410	31,700	57,053	8,850	32,800	357,464

Amortization
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066
Charge for the period	33,612	8,024	7,330	10,560	1,008	7,113	67,647
At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713

At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713
Charge for the period	23,240	5,712	5,569	7,785	1,168	4,703	48,177
At June 30, 2017	81,468	20,625	19,602	30,124	2,310	15,761	169,890

Carrying Amounts
At December 31, 2016	$126,202	$14,611	$15,660	$30,347	$7,253	$20,058	$214,131
At June 30, 2017	$114,183	$10,785	$12,098	$26,929	$6,540	$17,039	$187,574

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of June 30, 2017, $3,423 (EUR €3,000) is shown as deposit in the prepaid account.  The lease expired subsequent to fiscal year end and is currently under negotiation for renewal on similar terms.  The Company remains in the space on a month to month basis.

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at June 30, 2017 and December 31, 2016:

Amount owed for rent
Balance, December 31, 2016	$472
Payment during the period	(472)
Balance, June 30, 2017	$-

Amount owed for maintenance charges
Balance, December 31, 2016	$15,459
Foreign exchange	1,220
Balance, June 30, 2017	$16,679

Amount owed for utility charges
Balance, December 31, 2016	$13,606
Foreign exchange	1,074
Balance, June 30, 2017	$14,680

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 7 - OFFICE LEASE (continued)

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of 1 March, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$25,940 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$51,880 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$51,880 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$38,910(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$51,880 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $25,940 (GBP £20,000) as deposit in the prepaid account.

Location	Greece	United Kingdom
As of December 31, 2016	$3,161	$32,816
Foreign exchange on the deposits	262	1,777
As of June 30, 2017	$3,423	$34,593

As of June 30, 2017, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2017(1)	$-	$25,941
2018	-	41,078
2019	-	49,720
2020	-	8,647
	$-	$125,386

(1)The Company's lease for its Athens corporate office expired February 2017 and is currently under negotiation for extension.  The Company is presently operating this lease on a month to month basis.

Note 8 -   LOAN

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$45,642) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at June 30, 2017 a total of $45,642 remained due and payable in respect of this loan. Interest expenses of $1,045 were accrued in the six months ended June 30, 2017.

On January 23, 2017, HCi Viocare Clinics UK Ltd., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total amount of EUR 58,000 (US$63,393) with an annual interest rate of 10%, payable within one year from the date of the agreement. As at June 30, 2017 a total of $63,393 remained due and payable in respect of this loan.  Interest expenses of $1,057 were accrued in the six months ended June 30, 2017.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be USD$45,640  (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. Currently the Company and Dr. Kapatos are negotiating terms of the contract extension.

(2)	Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,282 (€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement (the "Agreement") between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

(3)	Services Agreement with KCN Ltd.

On November 3, 2016, the Company entered into a services agreement with a company under the name KCN Ltd. for the introduction of the Company to potential investors in the Middle East and specifically in Saudi Arabia in view of the Company project to expand its business and establish three (3) Prosthetic and Orthotic Clinics in the region. The services agreement has a six-month term ending on May 2, 2017, and the Consultant shall be remunerated with a success fee of 2% of the investment amount. This agreement terminated on expiry.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the six months ended June 30, 2017 and 2016:

(a) Services provided from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Consulting fees from CEO and President (i)	$30,000	$15,000	$60,000	$30,000
Consulting fees from a Director (ii)	10,980	11,029	21,635	22,057
Professional fees from Director (iii)	3,294	3,309	6,490	6,617
Consulting fees for VP (iv)	6,588	6,617	12,981	13,234
Consulting fees for COO (v)	-	16,155	-	32,268
Stock-based compensation (VP) (iv)	-	-	187,200	84,500
Stock award granted to Director (iii)	-	-	172,000	-
	$50,862	$52,110	$460,306	$188,676

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regards to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total minimum payments of $360,000.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. During fiscal 2016 and fiscal 2015 Dr. Kapatos invoiced the Company USD $51,880 (GBP$40,000) for services rendered in each fiscal year respectively. For the six months ended June 30, 2017 Mr. Kapatos invoiced a total of USD$25,160 (GBP$20,000).

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards. During fiscal 2016 and fiscal 2015 Mr. Kardaras invoiced the Company EUR $12,000 for services rendered in his capacity as a director in each fiscal year respectively.  During the six months ended June 30, 2017 Mr. Kardaras invoiced a total of EUR$6,000

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(a) Services provided from related parties:(cont'd)

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,282) per month. On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

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

(v)
On November 7, 2014, the Company's subsidiary, HCi Viocare Clinics (formerly W.D. Spence Prosthetics Limited) entered into a service agreement with Mrs. Heleen Francoise Kist (the "Agreement") whereby she will provide her services as Chief Operating Officer ("COO") of the Company. The contract has a term of one year, being effective as of October 1, 2014, and ending on September 30, 2015, renewable for such further term as may be mutually agreed between the parties. Compensation shall be thirty thousand GBP (£30,000) (USD$43,180) per year payable monthly in arrears on the last Friday of every month by credit transfer.

On October 15, 2015, the Company's COO, Heleen Kist and wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 64,800) per year.

On August 30, 2016, the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

(b) Accounts payable and accrued liabilities from related parties:
	Balance, December 31, 2016 ($)	Services provided during the period ($)	Reimbursement on Company's expenses and interest on loan ($)	Payments ($)	Foreign exchange ($)	Balance, June 30, 2017 ($)
Consulting fees from CEO and President (i)	466,098	60,000	34,633	(115,123)	26,380	471,988
Consulting fees from a Director (ii)	42,149	21,635	-	-	4,679	68,463
Professional fees from Director (iii)	1,052	6,490	-	(6,400)	-	1,142
Consulting fees for VP (iv)	-	12,981	-	(10,699)	-	2,282
Consulting fees for COO (v)	-	-	-	-	-	-
	509,299	101,106	34,633	(132,222)	31,059	543,875

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(c) Advances from related parties:

	Balance, December 31, 2016 ($)	Addition ($)	Payment ($)	Foreign exchange ($)	Balance, June 30, 2017 ($)
CEO and President (i)	316,077	105,616	(235,374)	34,895	221,214
Director (ii)	67,087	-	(6,646)	5,360	65,801
	383,164	105,616	(242,020)	40,255	287,015

Note 11 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 14 below)

On August 8, 2015 FINRA approved a seven (7) new for one (1) old forward split of our authorized and issued and outstanding shares of common.  A Certificate of Change for the stock split was filed and became effective with the Nevada Secretary of State on August 7, 2015.  Consequently, our authorized share capital increases from 100,000,000 to 700,000,000 shares of common stock and our issued and outstanding common stock increases accordingly, all with a par value of $0.0001.  Our preferred stock remains unchanged.

Share issuances during the six months ended June 30, 2017

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 11 -   CAPITAL STOCK (continued)

Share issuances during the six months ended June 30, 2017 (cont'd)

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

On April 20, 2017, the Company entered into Private Placement Subscription Agreements with certain individuals. Under the terms of the agreements the individuals subscribed for a total of 539,507 shares of the Company's common stock at a purchase price of US$0.20 per share for total cash proceeds of US$107,901. The shares are subject to applicable resale restrictions.

On April 28, 2017, the Company entered into Private Placement Subscription Agreements  with certain individuals. Under the terms of the agreements the individuals subscribed for a total of 250,000 shares of the Company's common stock at a purchase price of US$0.20 per share for total cash proceeds of US$50,000. The shares are subject to applicable resale restrictions.

On May 18, 2017, the Company entered into Private Placement Subscription Agreements with certain individuals. Under the terms of the agreements the individuals subscribed for a total of 400,000 shares of the Company's common stock at a purchase price of US$0.20 per share for total cash proceeds of US$80,000. The shares are subject to applicable resale restrictions.

On June 1, 2017, the Company entered into Private Placement Subscription Agreements with certain individuals. Under the terms of the agreements the individuals subscribed for a total of 500,000 shares of the Company's common stock at a purchase price of US$0.2239 (€0.20) per share for total cash proceeds of US$111,949 (€100,000). The shares are subject to applicable resale restrictions.

On June 21, 2107 the Company received proceeds totaling US$11,327 in respect to a Private Placement Subscription Agreements entered into with an individual on July 5, 2017.  Under the terms of the agreements the individual subscribed for a total of 66,627 shares of the Company's common stock at a purchase price of US$0.17 per share. The shares are subject to applicable resale restrictions.

As at June 30, 2017 and December 31, 2016 the Company had a total of 196,820,978 and 192,814,844 shares issued and outstanding, respectively.

Designation of Series A Preferred Stock

On January 13, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada.   The Certificate of Designation sets forth the rights, preferences and privileges of a class of the Company's preferred stock.  Such class shall be designated as the "Series A Preferred Stock" and the number of shares constituting such series shall be 5,000,000 shares.  The holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company's common stock.  Holders of Series A Preferred Stock shall have 50 votes per share of Series A Preferred Stock held by them and shall be entitled to notice of any stockholders' meeting and to vote as a single class upon any matter submitted to the stockholders for a vote.  Each share of Series A Preferred Stock is convertible into 20 shares of our common stock at any time at the holder's option.  Shares of Series A Preferred Stock shall not be entitled to any dividends.  The preferred stock shall be entitled to a preference over all of the shares of common stock of the Company with respect to the distribution of assets in the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, or any other distribution of the assets of the Company among its shareholders for the purpose of winding up its affairs.

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

The Company accounts for share-based payments pursuant to ASC 718, "Stock Compensation" and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company's stock price and expected dividends.

Stock compensation expense for stock options is recognized over the vesting period of the award.

The Company recognized stock-based compensation expense allocated to consulting fees of $245,068 during the six months ended June 30, 2017. Unrecognized amount of $2,205,782 will be expensed in future period.

The following table summarizes information concerning stock options outstanding as of June 30, 2017, and December 31, 2016:

Series A Preferred Stock:

	June 30, 2017		December 31, 2016
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 1.83 years.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

Common stock:

	June 30, 2017		December 31, 2016
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	3,000,000	0.30	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	3,000,000	0.30	-	-

The aforementioned options have an average remaining life of 4.50 years.

Valuation Assumptions

The Company accounts for share-based payments pursuant to ASC 718, "Stock Compensation" and, accordingly, the Company records compensation expense for share-based awards based upon an assessment of the grant date fair value for stock options using the Black-Scholes option pricing model. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company's stock price and expected dividends.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 12 - STOCK OPTIONS (continued)

a)
Expected life: The expected term of options granted is determined using the "shortcut" method allowed by SAB No.107. Under this approach, the expected term is presumed to be immediately after the vesting date at the end of the contractual term of one (1) year.

b)	Risk-free interest rate: The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected life of the options.

c)
Volatility: The expected volatility of the Company's common stock is calculated by using the historical daily volatility of the Company's stock price calculated over a period of time representative of the expected life of the options.

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

The Company's operations in the United Kingdom are subject to Corporation Tax at a single taxation rate of 20% calculated on net income.  The Company's operations are subject to certain relief from taxation with respect to R&D credit claims and may be subject to "Patent Box" relief which provides for a lower rate of income tax payable on all licensing income generated from the corporate owned patents.  There are numerous criteria required to be met to qualify for such relief.

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at June 30, 2017 was $5,000,069 in the U.S., $1,383,430 in Greece and $281,808 in the U.K and at December 31, 2016 was $4,619,000 in the U.S., $1,244,000 in Greece and $306,000 in the U.K.

The provision for income taxes in US consists of the following:

	Six months ended June 30,
	2017	2016
Current operations	$261,551	$411,534
Timing differences, Stock based compensation	(132,226)	(28,730)
Less, Change in valuation allowance	(129,325)	(382,804)
Net refundable amount	$-	$-

 The provision for income taxes in Greece consists of the following:

	Six months ended June 30,
	2017	2016
Current operations	$36,111	$97,125
Less, Change in valuation allowance	(36,111)	(97,125)
Net refundable amount	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 13– PROVISION FOR INCOME TAXES: (continued)

The provision for income taxes in UK consists of the following:

	Six months ended June 30,
	2017	2016
Current operations	$27,042	$36,636
Research and development	(32,017)	(34,760)
Less, Change in valuation allowance	4,975	(1,876)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of June 30, 2017, and December 31, 2016 are as follows:

	June 30, 2017				December 31, 2016
	US Expected rate 34%	Greece Expected rate 29%		UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	$5,000,069		$1,383,430	$281,808	$4,619,000	$1,244,000	$306,000
Less, Valuation allowance	(5,000,069)		(1,383,430)	(281,808)	(4,619,000)	(1,244,000)	(306,000)
Net deferred tax asset	$-	$		$-	$-	$-	$-

The Company has no tax position at June 30, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at June 30, 2017 and December 31, 2016. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Note 14 - SEGMENT REPORTING

The Company's operations are classified into two reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, operations, and growth and technology development strategies.

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

There are no inter-segment sales however, the Company's two primary operating segments do share cost on certain operational overheads including facility rent and staff salaries.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 14 - SEGMENT REPORTING (continued)

Three months ended June 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$133,220	$40	$-	$133,260
Depreciation & amortization	$2,694	$13,294	$11,280	$27,268
Net (Loss) from operations	$46,011	$(98,853)	$(255,678)	$(308,520)
Interest expenses	$(17)	$-	$(549)	$(566)
Assets	$76,772	$163,940	$91,004	$331,716
Expenditure on long-lived assets	$-	$-	$-	$-

Three months ended June 30, 2016:

	Clinics (UK)	Technology (UK)	All Other (Greece)		Total

Revenue	$36,289	$12,128	$		$48,417
Depreciation & amortization	$1,146	$8,598		$6,145	$15,889
Loss from operations	$(37,656)	$(48,065)		$(593,000)	$(678,721)
Interest expenses	$-	$-		$(1,324)	$(1,324)
Assets	$48,263	$228,423		$135,312	$411,998
Expenditure on long-lived assets	$-	$-		$-	$-

Six months ended June 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$217,104	$2,596	$-	$219,700
Depreciation & amortization	$4,925	$24,065	$19,186	$48,176
Net (Loss) from operations	$21,679	$(157,858)	$(908,158)	$(1,044,337)
Interest expenses	$(1,057)	$-	$(1,045)	$(2,102)
Assets	$76,772	$163,940	$91,004	$331,716
Expenditure on long-lived assets	$-	$-	$-	$-

Six months ended June 30, 2016:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$152,424	$36,513	$-	$188,937
Depreciation & amortization	$2,678	$19,400	$14,625	$36,703
Loss from operations	$(66,409)	$(105,134)	$(1,594,322)	$(1,765,865)
Interest expenses	$-	$-	$(3,688)	$(3,688)
Assets	$48,263	$228,423	$135,312	$411,998
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements

Note 14 - SUBSEQUENT EVENTS

Effective July 10, 2017, the Company entered into a business consulting agreement  (the "Consulting Agreement") with JAMB Group LLC. ("Consultant") for services to commence July 15, 2017 and to continue for a period of twelve (12) months thereafter. Under the terms of the Agreement, the Consultant shall provide consulting services to the Company for the development and expansion of its business, including the introduction to specific Targets for the purposes of  financing transactions or other business relationship. The Consultant is entitled to compensation for the provision of services in the form of 500,000 shares of the common stock to be issued upon execution of the Consulting Agreement, as well as certain other fees and consideration.

On July 26, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 254,916 shares of the Company's common stock at a purchase price of US$0.12 per share for total cash proceeds of $30,590.

Effective July 19, 2017, HCi Viocare Clinics UK Limited and Tharawat Holdings Company ("Tharawat"), a company incorporated under the laws of Saudi Arabia, entered into a Joint Venture agreement for the formation of a company in the Kingdom of Saudi Arabia, with the purpose of setting up a network of Prosthetics and Orthotics centres throughout the Middle East. The agreement foresees the establishment of Prosthetics and Orthotics centres throughout the agreed territory, with a total annual capacity of 10,000 amputees and 30,000 orthotic clients, as per International Society for Prosthetics and Orthotics ("ISPO") standards.

Under the terms of the agreement, the Joint Venture Company will be fully funded by Tharawat and will be initially owned 90% by Tharawat Holdings Company and 10% by HCi Viocare Clinics UK, with the provision for HCi Viocare's share to be increased to 20% upon meeting specific targets of the business plan.  Additionally, HCi Viocare will also be compensated for the management of the clinics at a rate of 5% of the net profits of the clinics, on a per-country basis.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the six month period ended June 30, 2017 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 19, 2017. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Presently we are primarily engaged in the research and development, commercialization and marketing of innovative medical technologies including wearable devices and on body applications that have use in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment.  Further we are in development for more far reaching applications including use in automotive tires and other targeted industries where sensor technology may have valuable application.  Further we continue to operate and expand our brand of prosthetics and orthotics ("P&O") and diabetic foot total rehabilitation clinics. During fiscal 2016 our flagship prosthetics clinic in Glasgow Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our year over year revenues.  Presently our revenue stream is derived primarily from the Company's flagship P&O clinic located in Glasgow, Scotland, and with some initial commercial income from prospective licensing partners for the Technologies businesses.

The Company's technologies and R&D portfolio presently consists of:

•
Filing of 3 patents in the UK: pressure sensor system; pressure & shear; pressure & positioning (Dec 2014) (all of which patents were abandoned upon the filing of a new International (PCT) patent application in December 2015 which covers over 140 countries around the world, and includes further advances made to the sensor systems, and a wider range of applications in products that touch people's everyday lives;

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

On January 13, 2014, the Company filed a Certificate of Designation with the Secretary of State of the State of Nevada. The Certificate of Designation sets forth the rights, preferences and privileges of a class of the Company's preferred stock. Such class shall be designated as the "Series A Preferred Stock" and the number of shares constituting such series shall be 5,000,000 shares. The holders of Series A Preferred Stock will be entitled to a preference over all of the shares of the Company's common stock. The holders of common stock and the holders of Series A preferred stock vote together as a single class with the holders of the Series A preferred stock having 50 votes per share of Series A preferred stock and the holders of common stock having 1 vote per share of common stock. Holders of Series A Preferred Stock are entitled to notice of any stockholders' meeting. No shares of Series A preferred stock have been issued as of the filing date of this report.

On the 15th of January, 2014, we formed our wholly-owned subsidiary, HCi Viocare Technologies Limited ("Viocare Technologies"), a corporation incorporated pursuant to the laws of Scotland, under registration number SC467480. Viocare Technologies undertakes research, development and commercialization of state of the art, new, innovative medical devices, methods and products in the fields of prosthetics, orthotics, rehabilitation, bioengineering, mobility, diabetes, diabetic foot, tissue mechanics, ultrasonics, medical signal processing and analysis, medical technology, orthopedics and robotic surgery. Viocare Technologies also plans to expand its research and development reach, to create a stable pipeline of new products and upgrades in the fields of prosthetics, orthotics, and diabetes.

On the 12th of February, 2014 we acquired intellectual property rights ("IPR") over an innovative medical technology entitled 'SocketFit' from our Board Member Dr. Christos Kapatos, as well as over any additional technologies under development or that may be developed in the future. Consideration for the acquisition of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR, and know how to develop and exploit the IPR was the issuance of 3,500,000 shares of the common stock of the Company to Kapatos. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.

On March 21, 2014, the Company's name changed from China Northern Medical Device, Inc. to HCi Viocare in regard to actions taken on November 28, 2013, when the Board of Directors of the Company approved, and recommended to the majority stockholder that they approve the name change. On November 29, 2013, the majority stockholder approved the name change by written consent in lieu of a meeting, in accordance with Nevada State Law. FINRA approved the name change with an effective date of March 21, 2014. Our trading symbol is "VICA". We filed an amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name to HCi Viocare to be effective on March 21, 2014.

On April 17, 2014, the Company, through our subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi Viocare Technologies ("Kapatos"), to acquire all rights and interest in and to the background IPR for a developing technology now known as "Flexisense". Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear force sensing insole with an incorporated real-time global display application and a fully featured support web-space that suggests to the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to help mitigate diabetic foot complications, such as ulceration, infection and amputation

The competing insoles that were commercially available at this time can only monitor vertical pressure on the foot and not shear and have a significantly higher cost, and are intended for use in clinical or research environments.

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

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement ("Amendment of Acquisition Agreement") dated April 17, 2014. Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of 7,000,000 restricted shares of the common stock of the Company as additional consideration for all other applications of the Smart Insole technology. Furthermore, under the terms of the Amendment of Acquisition Agreement no cash bonus shall be provided to Kapatos.

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be forty thousand Euros (€40,000) (USD$43,625) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

Mr. Kapatos abstained from voting on the acquisition of the IPR and the Consulting Agreement. Kapatos is an officer of the Company, and formerly an officer of the Company's subsidiaries.

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. During fiscal 2016 this agreement was extended for a further year ending April 2017.  Currently the Company and Dr. Kapatos are negotiating terms of the contract extension.

On April 15, 2014, the Company established a scientific advisory board and concurrently the Company appointed Professor Martha Lucia Zequera, Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos to the Advisory Board of the Company and entered into advisory board agreements with each member. Compensation for the members of the Advisory Board shall be the grant of a total of 5,000 stock options entitling the advisory board member the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five years from the date of vesting. The advisory board appointments are for a term of one year and the options granted under the agreements will vest on completion of the term of the appointment. The Series A Preferred shares when vested will be convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On May 1, 2015, the Company approved a one-year extension of the advisory agreements entered into with Professor William Sandham, Professor Stephan Solomonidis and Doctor Christos Kapatos which thereafter expired on April 15, 2016.

Further, on April 16, 2014, the Company entered into Consulting Agreements with the members of its Scientific Advisory Board as follows:

-
Professor Stephan Solomonidis ("Solomonidis") will provide services as Head of Research for the Company and the Company's wholly owned subsidiaries. The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Solomonidis' fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor Stephan Solomonidis. When the contract came up for renewal in April, 2016,it was not renewed for a further term.

-
Professor Martha Lucia Zequera ("Zequera") will provide services as Director of Diabetic Foot Related Products and Services for the Company and the Company's wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be twenty thousand dollars ($20,000 USD) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Zequera's fee will be readjusted to the amount of forty thousand dollars ($40,000 USD) per annum, and she shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

The consulting agreement entered into with Professor Martha Lucia Zequera was not renewed upon its expiration.

-
Professor William Sandham ("Sandham") will provide services as Director of Diabetes Technology Research for the Company and the Company's wholly owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be Twenty Thousand pounds (£20,000 GBP) (USD$29,650) per year payable in equal monthly installments beginning on May 1, 2014.  In the case that a research and development project is initiated and completed during the term of the agreement, Sandham's fee will be readjusted to the amount of forty thousand pounds (£40,000 GBP) (USD$59,300) per annum, and he shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Professor William Sandham. When the contract came up for renewal in April, 2016, it was not renewed for a further term.

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

On June 9, 2014, the Company, through our subsidiary, HCi Viocare Clinics, entered into a Share Purchase Agreement with Mr. William Donald Spence, Miss Catriona Ann Spence, and Mrs. Eilidh Isabel Malcolm (together the "vendors"), to acquire 100% of the issued capital of W D Spence Prosthetics Limited (the "Clinic"). The Clinic is incorporated in Scotland under company number SC307652, having its registered office at 8 Tomcroy Terrace, Pitlochry, Perthshire, PH16 5JA, UK. The Clinic is a private company limited by shares, with no registered charges, and the total issued share capital amounts to 1,000 ordinary shares par value of £1 each. The vendors to the Share Purchase Agreement are the beneficial owners and registered holders of all (100%) the shares of the Clinic, with Mr. William Donald Spence holding 520 ordinary shares, and Miss Catriona Ann Spence and Mrs. Eilidh Isabel Malcolm each holding 240 ordinary shares. Mr. Spence is also the director of the Clinic, and Miss Malcolm is the secretary. The Clinic has no employees or subsidiaries, and is not a subsidiary of another company.

The Clinic is located in Glasgow, Scotland, and is a fully operational prosthetics clinic. The acquisition of the Clinic is the first step to the Company's and HCi Viocare Clinics' intention to develop the first chain of prosthetics and orthotics (P&O) and diabetes clinics in the European market, covering Southern Europe, the Middle East and North Africa.

As consideration for the acquisition, HCi Viocare Clinics paid to the vendors in cash the amount of one hundred thousand GBP (£100,000) (USD$168,121) on execution of the agreement.

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

On March 31, 2015, the Company's wholly owned subsidiary HCi Viocare Clinics and its subsidiary W D Spence Prosthetics Limited completed a merger with the resulting combined entity having the name HCi Viocare Clinics UK Limited.

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S.A. in order to carry out operations for the P&O clinic under development in Athens, Greece. On August 2, 2017 the Company commenced the dissolution and liquidation of this corporation due to a delay in plans for the Athens based clinic.

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

Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of $2,282 (EUR2,000) per month. Further, on March 1, 2016 the Company approved a one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved another one-year extension to the consulting agreement between the Company and its Vice - President, Sergios Katsaros. The revision to the Agreement ("Addendum No. 2") has a term of one year, being effective as of March 1, 2017, and ending on February 28, 2018.  All other terms and conditions remain valid and in force.

On September 25, 2015, the official opening of the Company's new Research and Development (R&D) center together with its first Prosthetics and Orthotics (P&O) clinic in the UK took place in Glasgow, Scotland with an official ribbon cutting by Scotland's First Minister, Nicola Sturgeon MSP. Additional information and updates on the Company's Clinic and R&D center can be found at the new Glasgow clinic website: www.hci-viocare.co.uk and on Twitter: @HCiVioClinic.

On April 11, 2016 the Company announced the branding of its unique smart insole technology as "FlexisenseTM".

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

In April 2017 HCI Viocare Technologies Ltd. participated in a prestigious and collaborative research grant proposal along with the Imperial College of London, Imperial Innovations and Ossur Inc. as well as various scientific experts to obtain funding for the production and commercialization of a "Mechanomyogram-based control of lower limb prosthetics" concept under the MRC 'Confidence in Concept' funding scheme which has awarded universities grants of up to £1.2M to help fast track more promising research ideas towards clinical testing. These awards aim to 'pump–prime' the translation of novel therapeutics, devices and diagnostics, including "repurposing" of existing therapies toward clinical testing within the Imperial Academic Health Sciences Centre (AHSC).
At the core of the research grant proposal is the integration of a patented sensor suite developed by Imperial College London, comprising MMG and IMU sensors with the Össur Power Knee to clinically demonstrate control of active lower limb prostheses. The system proposes validation in a pilot clinical in collaboration with the Company's subsidiary, HCI Viocare Technologies Ltd., laying the foundation for a full clinical trial. Future development will focus on further enhancing the control of active lower limb prostheses within the context of Smart Homes (EPSRC SPHERE) in collaboration with Prof Ian Craddock at the University of Bristol and HCI Viocare Technologies Ltd..

Successful completion will result in valuable IP and lead to a larger research project focused on clinical validation (e.g. NIHR i4i) with HCi Viocare together with Imperial College of London and Össur as full partners. Additionally, the preliminary integration of our system with smart homes will lay the foundation for a research programme (e.g. EPSRC) to revolutionize personal robotic assist.

As part of the grant proposal each of the participants have agreed to also contribute equipment, facility access, know-how and/or in-kind contribution to carry out the scope of the research under the grant.  Contributions from HCI Viocare Technologies Ltd. will include wearable sensors for foot force capture, testing facilities and subject recruitment for the prototypes from the proposal concept, as well as collaborative efforts to translate concept to commercial technology.

Results of the grant proposal were released on June 28, 2017, and the group applicants have been successful in securing an initial grant of $136,927 (£120,000), which the Company expects will serve as a stepping stone for a larger (£2.2 million) grant that the applicants expect to qualify for, in the third quarter of 2017.

Effective July 10, 2017, the Company entered into a business consulting agreement  (the "Consulting Agreement") with JAMB Group LLC. ("Consultant") for services to commence July 15, 2017 and to continue for a period of twelve (12) months thereafter. Under the terms of the Agreement, the Consultant shall provide consulting services to the Company for the development and expansion of its business, including the introduction to specific Targets for the purposes of  financing transactions or other business relationship. The Consultant is entitled to compensation for the provision of services in the form of 500,000 shares of the common stock to be issued upon execution of the Consulting Agreement, as well as certain other fees and consideration.

Effective July 19, 2017, HCi Viocare Clinics UK Limited and Tharawat Holdings Company ("Tharawat"), a company incorporated under the laws of Saudi Arabia, entered into a Joint Venture agreement for the formation of a company in the Kingdom of Saudi Arabia, with the purpose of setting up a network of Prosthetics and Orthotics centres throughout the Middle East. The agreement foresees the establishment of Prosthetics and Orthotics centres throughout the agreed territory, with a total annual capacity of 10,000 amputees and 30,000 orthotic clients, as per International Society for Prosthetics and Orthotics ("ISPO") standards.

Under the terms of the agreement, the Joint Venture Company will be fully funded by Tharawat and will be initially owned 90% by Tharawat Holdings Company and 10% by HCi Viocare Clinics UK, with the provision for HCi Viocare's share to be increased to 20% upon meeting specific targets of the business plan.  Additionally, HCi Viocare will also be compensated for the management of the clinics at a rate of 5% of the net profits of the clinics, on a per-country basis.

Additional information on the Company's activities, technologies and management team can be found at the Company's website: http://www.hciviocare.com

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017 and 2016

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $133,260 in revenues from operations and $29,022 in cost of goods sold for the three months ended June 30, 2017, compared to $48,417 in revenue and $12,181 in costs of goods sold for the three month period ended June 30, 2016.  We experienced significant growth to our Glasgow P&O clinic customer base in fiscal 2016, and again into fiscal 2017.  The current quarter increase in revenue period over period is due to and increase in the period over period clinic revenue as well as certain one time revenue associated with our technology access fees. These increases quarter over quarter from fiscal 2016 to fiscal 2017 are in spite of the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP.

Operating Expenses – Operating expenses totaling $412,758 in the three months ended June 30, 2017 decreased by $302,199 or approximately 42% compared to $714,957 in operating expenses in 2016. The substantial decrease period over period is almost entirely attributable to the fact that certain contracts for professional services entered into during the prior three month period and settled by the issuance of shares were not recurring in the current three months ended June 30, 2017. Consulting fees and research and development fees increased slightly period over period, while travel and office expenses declined in the current three month period ended June 30, 2017, as compared to the prior comparative three months.

Loss from Operations – During the three-month periods ended June 30, 2017 and 2016 we recorded losses from operations of $305,250 and $678,721, respectively.

Other expenses - During the three months ended June 30, 2017, the Company recorded net gains from other expense of $1,828 and $1,414 respectively, as a result of the effects of foreign currency translation.

Net Loss - During the comparative three month periods ended June 30, 2017 and 2016 the Company recorded net losses of $306,692 and $677,307 respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $219,700 in revenues from operations and $76,579 in cost of goods sold for the six months ended June 30, 2017, compared to $188,937 in revenue and $79,369 in costs of goods sold for the six month period ended June 30, 2016.  We experienced growth to our Glasgow P&O clinic customer base in fiscal 2016, and again into fiscal 2017.  The comparative periods  ended June 30, 2017 and 2016 both include certain one time revenue transactions associated with our technology access fees. These increases period over period from fiscal 2016 to fiscal 2017 are in spite of the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP.
Operating Expenses – Operating expenses totaling $1,186,840 in the six months ended June 30, 2017 decreased by $688,593 or approximately 37% compared to $1,875,433 of operating expenses in 2016. The substantial decrease period over period is predominantly attributable to the fact that certain contracts for professional and consulting services entered into during the prior six month period and settled by the issuance of shares were not recurring in the current six months ended June 30, 2017. Office expenses, travel and research and development expenses all declined in the current six month period ended June 30, 2017, as compared to the prior comparative six months.

Loss from Operations – During the six-month periods ended June 30, 2017 and 2016 we recorded losses from operations of $1,043,719 and $1,765,865, respectively.

Other expenses - During the six months ended June 30, 2017, the Company recorded losses from other expense of $618 and $1,269 respectively, as a result of interest expenses incurred.

Net Loss - During the comparative six month periods ended June 30, 2017 and 2016 the Company recorded net losses of $1,044,337 and $1,755,497 respectively.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2017, we had $2,938 cash on hand, $48,675 in accounts receivables, $40,888 in other receivables, $4,225 in inventory, and prepaid expenses of $47,416 for total current assets of $144,142.  Further we had current liabilities of $1,132,368 in accounts payable and accrued expenses (including amounts due to related parties), $287,015 in advances from related parties and $109,035 in advances from third parties.   We had a working capital deficit of $1,384,276 as at June 30, 2017. While the Company's prosthetics and orthotics clinic in Glasgow has greatly increased its patient through-put year over year, sales in the first half of fiscal 2017 were not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we had limited revenue in this segment in the six months ended June 30, 2017.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   We secured loans and advances from related and unrelated parties during the six months ended June 30, 2017 of $209,434 and made repayments to third parties and towards related party advances of $242,010. The Company has closed additional private placements in the amount of $361,176 in the six months ended June 30, 2017, and a further $30,590 in proceeds from private placements up to the date of this report.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2017.

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

GOING CONCERN

The Company incurred net losses of $1,044,337 and $1,755,497 for the six months ended June 30, 2017 and 2016, respectively and has a retained deficit of $32,793,544 as of June 30, 2017. In addition, the Company had a working capital deficiency of $1,384,276 and a stockholders' deficit of $1,196,702 at June 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. HCi Viocare has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of HCi Viocare very doubtful.  In addition, the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of one or more technologies, the ongoing operation of a P&O clinic in Glasgow, the opening of several additional P&O clinics in identified European markets, as well as other strategically placed P&O clinics, as well as ongoing research and development to bring new technologies to market.

In the past we have relied on advances from our president and private placements from accredited investors to cover our operating costs. There can be no assurance that our president will continue to fund the Company or that any other capital will be available if and when required from qualified investors.   Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period which requires us to provide financing. Recently we have entered into a joint venture agreement with a third party for a series of P&O clinics in the Kingdom of Saudi Arabia.  While the burden of the financing rests with our joint venture partner, our revenue stream from these clinics will not commence until such time as they are in operation, at which time we will commence earning management fees. Further there can be no assurance that we will identify and conclude contracts for our various technologies which will result in profitable operation. We cannot assure that we will be successful in consummating any acquisition or contracts on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

CRITICAL ACCOUNTING POLICIES

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended June 30, 2017.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the FASB issued ASU 2017-01, "Clarifying the Definition of a Business" with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

In March 2017, the FASB issued ASU 2017-08, "Premium Amortization on Purchased Callable Debt Securities" that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The accounting standard update will be effective for The Company beginning January 1, 2018 on a prospective basis, and early adoption is permitted. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of June 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Management's Remediation Initiatives

As of June 30, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company has received two oppositions for use of the filed trade mark «Flexisense» by the Company in certain usage classes.  The first  being a USPTO Office Action and another from the company Grupo Flexi de Leon, S.A. de C.V. The Company is in negotiations to resolve comments received and allow the trade mark to become effective.

Item 6. Exhibits, Financial Statement Schedules

Exhibits:	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	August 18, 2017	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)