Form 10-Q
period 2017-09-30
HCi Viocare
filed 2017-11-17
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

201,951,350 shares of common stock issued and outstanding as of November 10, 2017.

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

PART I -- FINANCIAL INFORMATION.
ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 19, 2017.

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (unaudited)	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$69,961	$2,492
Accounts receivable	53,564	15,212
Other receivable	37,044	39,371
Inventory	4,365	4,524
Prepaid expenses (Note 5)	49,009	43,560
Total Current Assets	213,943	105,159

Long-term Assets
Property, plant and equipment, net (Note 6)	173,240	214,131

Total Assets	$387,183	$319,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$619,770	$511,652
Accounts payable and accrued expenses-related party (Note 10)	503,258	509,299
Advances from a related party (Note 10)	342,214	383,164
Notes payable, third parties	47,213	-
Total Current Liabilities	1,512,455	1,404,115

Total Liabilities	1,512,455	1,404,115

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 200,953,083 shares issued and outstanding as of September 30, 2017 and 192,814,844 shares issued and outstanding as of December 31, 2016	20,095	19,281
Additional paid-in capital	32,113,629	30,561,930
Retained Deficit	(33,247,945)	(31,749,207)
Accumulated other comprehensive income (loss)	(11,051)	83,171
Stockholders' equity (deficit)	(1,125,272)	(1,084,825)
Total Liabilities and Stockholders' Equity (Deficit)	$387,183	$319,290

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenues
Sales	$50,218	$463,350	$269,918	$652,287
Cost of goods sold	8,037	115,917	84,616	195,286
Gross Profit	42,181	347,433	185,302	457,001

Operating Expenses
Depreciation and amortization	26,406	18,640	74,583	55,343
Office rent	26,421	31,789	73,529	91,658
Office expenses	43,340	38,878	139,274	174,992
Consultancy Fees	302,825	(383,993	842,998	411,791
Professional fees	12,655	12,287	267,140	583,917
Research and development	49,627	75,723	222,214	279,658
Travel and entertainment	13,042	15,271	41,418	86,669
Total Operating Expenses	474,316	(191,405)	1,661,156	1,684,028

Income (Loss) from Operations	(432,135)	538,838	(1,475,854)	(1,227,027)

Other Income (Expenses)
(Loss) on debt settlement	(17,707)	-	(17,707)	-
Gain (Loss) on foreign currency transaction	(1,141)	1,541	343	3,960
Interest Expenses due to related party	(3,418)	(328)	(5,520)	(4,016)
Total Other Income (Expenses)	(22,266)	1,213	(22,884)	(56)

Income (Loss) before Provision for Income Tax	(454,401)	540,051	(1,498,738)	(1,227,083)

Provision for Income Tax	-	(105)	-	11,532

Net Income (Loss)	$(454,401)	$539,946	$(1,498,738)	$(1,215,551)

Loss per share - basic	$(0.00)	$0.00	$(0.01)	$(0.01)
Loss per share - diluted	$(0.00)		$(0.01)	$(0.01)

Weighted average shares outstanding, basic	198,064,844	192,725,659	195,064,844	192,122,074
Weighted average shares outstanding, diluted	198,064,844	193,255,659	195,064,844	192,122,074

Comprehensive Income (Loss) :
Net loss	$(454,401)	$539,946	$(1,498,738)	$(1,215,551)
Effect of foreign currency translation	(26,421)	(16,624)	(89,123)	(92,283
Comprehensive Loss	$(480,822)	$523,322	$(1,587,861)	$(1,307,834)

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Operating Activities
Net loss	$(1,498,738)		$(1,215,551)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock option	367,629		-
Shares issued for stock award	407,650		126,250
Shares issued for services provided	119,950		715,250
Gain (loss) on debt settlement	17,707		-
Gain on foreign currency transactions	-		(74,320)
Depreciation and amortization	74,583		55,343
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(36,995)		(250,227)
Decrease (Increase) in prepaid expense	1,282		7,232
Decrease (Increase) in other receivable	2,430		3,747
Decrease (Increase) in inventory	562		172
Increase (Decrease) in accounts payable and accrued expenses	128,186		187,254
Increase (Decrease) in accounts payable and accrued expenses, related party	(49,103)		155,238
Increase (Decrease) in corporate taxes	-		(10,611)
Increase (Decrease) in liability of unissued shares	-		(249,040)
Net cash used by operating activities	(464,857)		(549,263)

Investing Activities
Additions to property and equipment	-		(12,896)
Net cash (used) by investing activities	-		(12,896)

Financing Activities
Advances and Loans from related parties	149,708		461,908
Repayments, advances and loans from related party	(250,384)		(618,277)
Advances and Loans from third parties	121,535		-
Proceeds from private placement	552,784		709,527
Net cash provided by financing activities	573,643		553,158

Increase (decrease) in cash	108,786		(9,001)

Cash at beginning of period	2,492		8,273
Effects of exchange rates on cash	(41,317)		9,881
Cash at end of period	$69,961		$9,153

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-		$8,750
Income taxes	$-		$-

Non-Cash Investing and Financing Activities:
Loan settled with shares	$82,456	$
Accrued interest on the loan settled with shares	$4,337	$
 See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

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
Nine months ended September 30, 2017

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

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the planning and development of a P&O clinic in Athens, Greece. On August 2, 2017 the Company commenced the dissolution and liquidation of this corporation.

Note 2 - GOING CONCERN

The Company incurred net losses of $1,498,738 and $1,215,551 for the nine months ended September 30, 2017 and 2016, respectively and has a retained deficit of $33,247,945 as of September 30, 2017. In addition, the Company had a working capital deficiency of $1,298,512 and a stockholders' deficit of $1,125,272 at September 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
Nine months ended September 30, 2017

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi Viocare and its wholly-owned subsidiaries, HCi Viocare Technologies Limited, HCi Viocare Clinics UK Limited and HCi Viocare Clinics (Hellas) S.A., up until its dissolution. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2016, included in the Company's Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.84722EUR, 1USD=0.74614GBP (September 30, 2017), and;
1USD=0.9490EUR, 1USD=0.8127GBP (December 31, 2016);
ii) income and expenses are translated at average exchange rates for nine months ended September 30, or 1USD=0.9000EUR, 1USD=0.7846GBP (September 30, 2017), and;
1USD=0.8960EUR, 1USD=0.7186GBP (September 30, 2016);
income and expenses are translated at average exchange rates for three months ended September 30, or 1USD=0.851277EUR, 1USD=0.76413GBP (September 30, 2017), and;
1USD=0.89164EUR, 1USD=0.76124GBP (September 30, 2016)
iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three and nine months ended September 30, 2017 and 2016, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $49,627 and $222,214 for the three and nine months ended September 30, 2017, and $75,723 and $279,658 for the three and nine months ended September 30, 2016, respectively.

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
Nine months ended September 30, 2017

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

Income tax years for 2014, 2015 and 2016 are open to examination by the taxing authorities.

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended September 30, 2017 and September 30, 2016, respectively, however, since the Company reflected a net loss in the three and nine-month period ended September 30, 2017 and 2016, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	Three and Nine months ended September 30, 2017	Three and Nine months ended September 30, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock option	3,000,000	-
Total	3,500,000	500,000

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
Nine months ended September 30, 2017

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

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017
Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2017	December 31, 2016
Office lease, including security deposits	$39,285	$35,977
Travel advances and other expenses	9,724	7,583
Total prepaid expense	$49,009	$43,560

Note 6 - PROPERTY AND EQUIPMENT

	Leasehold Improvement	Office Furniture	Computer & Equipment	Vehicles	Plant & Machine	Lab Equipment	Total
Cost
At December 31, 2015	210,663	33,338	27,429	54,532	1,286	37,430	364,678
Additions - purchase	3,413	416	5,343	-	7,844	-	17,016
Foreign exchange	(29,649)	(4,230)	(3,078)	(1,846)	(734)	(6,313)	(45,850)
At December 31, 2016	184,427	29,524	29,694	52,686	8,396	31,117	335,844

Foreign exchange	17,785	2,943	3,110	6,330	749	2,775	33,692
At September 30, 2017	202,212	32,467	32,804	59,016	9,145	33,892	369,536
Depreciation and Amortization
At December 31, 2015	$24,616	$6,889	$6,703	$11,779	$134	$3,945	$54,066
Charge for the period	33,612	8,024	7,330	10,560	1,008	7,113	67,647
At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713

At December 31, 2016	58,228	14,913	14,033	22,339	1,142	11,058	121,713
Charge for the period	36,090	8,846	8,593	11,891	1,816	7,347	74,583
At September 30, 2017	94,318	23,759	22,626	34,230	2,958	18,405	196,296

Carrying Amounts
At December 31, 2016	$126,202	$14,611	$15,660	$30,347	$7,253	$20,058	$214,131
At September 30, 2017	$107,894	$8,708	$10,178	$24,786	$6,187	$15,487	$173,240

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is amortized over three to five years and computer and equipment is amortized over three years.

Vehicles are amortized over five years.

Machine equipment and lab equipment are amortized over 4 years.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of September 30, 2017, $3,541 (EUR €3,000) is shown as deposit in the prepaid account.  The lease expired subsequent to fiscal year end and has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,879 (EUR€1,592) plus a fee of 3.6%

Minimum annual lease payments, net operating costs and fees are as follows:

2017 - $5,637
2018 - $22,549
2019 - $22,549
2020 - $3,758

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at September 30, 2017 and December 31, 2016:

Amount owed for rent
Balance, December 31, 2016	$472
Payment during the period	(472)
Balance, September 30, 2017	$-

Amount owed for maintenance charges
Balance, December 31, 2016	$14,282
Foreign exchange	1,716
Balance, September 30, 2017	$15,998

Amount owed for utility charges
Balance, December 31, 2016	$14,783
Foreign exchange	1,776
Balance, September 30, 2017	$16,559

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 7 - OFFICE LEASE (continued)

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$25,940 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$51,880 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$51,880 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$38,910(GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$51,880 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $25,940 (GBP £20,000) as security deposit which amount is included on the Company's balance sheet in prepaid expenses.

Location	Greece	United Kingdom
As of December 31, 2016	$3,161	$32,816
Foreign exchange on the deposits	380	2,928
As of September 30, 2017	$3,541	$35,744

As of September 30, 2017, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece(1)	United Kingdom
2017	$-	$13,402
2018	-	42,440
2019	-	51,376
2020	-	8,935
	$-	$116,153
(1)The Company's lease for its Athens corporate office expired February 2017 and is currently under negotiation for extension.  The Company is presently operating this lease on a month to month basis.

Note 8 -   LOAN and DEBT SETTLEMENT

Loan #1

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$45,642) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at September 30, 2017 a total of $48,943 remained due and payable in respect of this loan. Interest expenses of $584  and $1,629 were accrued in the thee and nine months ended September 30, 2017.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 8 -   LOAN (continued)

Loan #2

On January 23, 2017, HCi Viocare Clinics UK Ltd., the Company's subsidiary, entered into a loan agreement with a third party to borrow EUR58,000 (US$63,393) with an annual interest rate of 10%, payable within one year from the date of the agreement.  On August 28, 2017, the note holder assigned EUR61,369 (USD$74,019) including the principal amount of EUR58,000 and all accrued interest thereon to a third party. During the period ended August 28, 2017, the interest expenses was $3,618 (EUR3,368)

Loan #3

On April 12, 2017, the Company entered into a loan agreement with a third party to borrow US$7,500 with an annual interest rate of 10%, payable within one year from the date of the agreement. On August 28, 2017, the note holder assigned $7,773 including the principal amount of $5,000 and accrued interest thereon of $273 to a third party. During the period ended August 28, 2017, the interest expenses was $273'

Loan #4

On August 14, 2017, the Company entered into a loan agreement with a third party to borrow US$5,000 with an annual interest rate of 1.5%, payable within one year from the date of the agreement. On August 28, 2017, the note holder assigned the principal balance of $5,000 to a third party. Interest thereon was negligible at the assignment date and was waived.

Loans settled by issuance of shares

On August 28, 2017, a third party was assigned Loan 2, Loan 3 and Loan 4 above in the cumulative amount of $86,792 and the Company settled such amount by the issuance of 1,000,000 shares of the Company's common stock at a deemed price of USD$0.087. the Company record $17,707 as a loss on debt settlement due to the difference between the market price on the date of transactions and the value of the debt.

Note 9 -   COMMITMENTS

(1)             Consulting Agreement with Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be USD$47,213  (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. Currently the Company and Dr. Kapatos are negotiating terms of the contract extension.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 9 -   COMMITMENTS (continued)

(2)             Consulting Agreement with Sergios Katsaros

On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,360 (€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement (the "Agreement") between the Company and its Vice - President, Sergios Katsaros, originally entered into on September 1, 2015.  On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

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

(4)	Consulting Agreement with JAMB

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

500,000 shares have been valued at $79,950, the fair market value on grant date, which amount has been expensed as consulting expenses.

(5)             Consulting Agreement with Mr. Stefanos Batzakis

On September 1, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr Stefanos Batzakis. As per terms of said Agreement Batzakis will provide services to the Company as IT Solutions Manager, for a term of one (1) year and receive compensation in the form of stock, namely five hundred thousand (500,000) common shares, which were issued upon signing of this Agreement.

500,000 shares have been valued at $40,000, the fair market value on grant date, which amount has been expensed as consulting expenses.

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the nine months ended September 30, 2017 and 2016:

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(a) Services provided from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consulting fees from CEO and President (i)	$30,000	$15,000	$90,000	$45,000
Consulting fees from a Director (ii)	11,697	11,110	33,332	33,480
Professional fees from Director (iii)	3,509	3,333	9,999	10,044
Consulting fees for VP (iv)	7,018	2,230	19,999	20,088
Consulting fees for COO (v)	-	11,625	-	36,529
Stock-based compensation (VP) (iv)	-	-	187,200	84,500
Stock award granted to Director (iii)	-	-	172,000	-
	$52,224	$43,298	$512,530	$229,641

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

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. During fiscal 2016 and fiscal 2015 Dr. Kapatos invoiced the Company USD $53,609 (GBP$40,000) for services rendered in each fiscal year respectively. For the nine months ended September 30, 2017 Mr. Kapatos invoiced a total of USD$33,332 (GBP$30,000).

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. On May 28, 2015, the Company approved the issuance of 700,000 common shares as compensation for prior services provided by director Nikolaos Kardaras in the form of fully vested stock awards. During fiscal 2016 and fiscal 2015 Mr. Kardaras invoiced the Company EUR $12,000 for services rendered in his capacity as a director in each fiscal year respectively.  During the nine months ended September 30, 2017 Mr. Kardaras invoiced a total of EUR$9,000 (USD$9,999)

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras, Director of the Company, in the form of stock award which shall vest as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value on grant date, which amount has been expensed as stock based compensation.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(a) Services provided from related parties:(cont'd)

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of EUR€2,000 (USD$2,360) per month. On March 1, 2017, the Company approved a further one-year extension to the consulting agreement.

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

(b) Accounts payable and accrued liabilities from related parties:

	Balance, December 31, 2016 ($)	Services provided during the period ($)	Reimbursement on Company's expenses and interest on loans ($)	Payments ($)	Foreign exchange ($)	Balance, September 30, 2017 ($)
Consulting fees from CEO and President (i)	466,098	90,000	43,440	(219,542)	35,918	415,914
Consulting fees from a Director (ii)	42,149	33,332	-	-	7,142	82,623
Professional fees from Director (iii)	1,052	9,999	-	(9,871)	-	1,180
Consulting fees for VP (iv)	-	19,999	-	(16,458)	-	3,541
Consulting fees for COO (v)	-	-	-	-	-	-
	509,299	153,330	43,440	(245,871)	43,060	503,258

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(c) Advances from related parties:

	Balance, December 31, 2016 ($)	Additions ($)	Payments ($)	Foreign exchange ($)	Balance, September 30, 2017 ($)
CEO and President (i)	316,077	149,708	(235,374)	52,000	282,411
Director (ii)	67,087	-	(15,009)	7,725	59,803
	383,164	149,708	(250,383)	59,725	342,214

Note 11 -   OTHER EVENTS

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

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 14 below)

Share issuances during the nine months ended September 30, 2017

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 12 -   CAPITAL STOCK (continued)

Share issuances during the nine months ended September 30, 2017 (cont'd)

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

On June 21, 2017 the Company received proceeds totaling US$11,327 in respect to a Private Placement Subscription Agreement entered into with an individual on July 5, 2017.  Under the terms of the agreements the individual subscribed for a total of 66,627 shares of the Company's common stock at a purchase price of US$0.17 per share. The shares are subject to applicable resale restrictions.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 12 -   CAPITAL STOCK (continued)

Share issuances during the nine months ended September 30, 2017 (cont'd)

On July 5, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the individual subscribed for a total of 66,627 shares of the Company's common stock at a purchase price of USD$0.17 per share for total cash proceeds of USD$11,326.53. The shares are subject to applicable resale restrictions.

On July 26, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the agreement the individual subscribed for a total of 254,916 shares of the Company's common stock at a purchase price of US$0.12 per share for total cash proceeds of $30,590.

On August 2, 2017, 500,000 shares of the Company's common stock were issued to JAMB Group LLC in respect to consulting agreement dated July 10, 2017. (see Note 9 – Commitments (4))

On August 10, 2017 the Company received proceeds totaling US$17,552 in respect to a Private Placement Subscription Agreement with an individual which closed on October 23, 2017.  Under the terms of the agreements the individual subscribed for a total of 292,531 shares of the Company's common stock at a purchase price of US$0.06 per share. The shares are subject to applicable resale restrictions.

On August 24, 2017, the Company approved the grant of stock awards totaling 100,000 common shares as compensation for the services provided by certain employees and consultants to its subsidiary companies.  Each of the awards was fully vested on the grant date. 100,000 shares have been valued at $12,500, the fair market value on grant date, which amount has been expensed as stock based compensation.

On August 24, 2017, the Company approved the grant of a stock award of 50,000 common shares as compensation for the services provided by Mr. Brian Maguire, Director of the Company's subsidiary, HCi Viocare Clinics UK Ltd. The stock award was fully vested on the grant date. 50,000 shares have been valued at $6,250, the fair market value on grant date, which amount has been expensed as stock based compensation.

On September 8, 2017, 500,000 shares of the Company's common stock were issued to Mr. Stefanos Batzakis in respect to consulting agreement dated September 1, 2017. (see Note 9 – Commitments (5))

 On September 15, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the agreement the individual subscribed for a total of 1,195,564 shares of the Company's common stock at a purchase price of US$0.10 per share for total cash proceeds of US$119,556. The shares are subject to applicable resale restrictions.

On September 15, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the agreement the individual subscribed for a total of 239,094 shares of the Company's common stock at a purchase price of US$0.10 per share for total cash proceeds of US$23,909. The shares are subject to applicable resale restrictions.

1,000,000 shares of common stock were issued in respect to a debt settlement agreement dated August 28, 2017. (ref: Note 8 – Loan)

As at September 30, 2017 and December 31, 2016 the Company had a total of 195,064,844 and 192,814,844 shares issued and outstanding, respectively.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 12 -   CAPITAL STOCK (continued)

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 13 - STOCK OPTIONS (continued)

The Company recognized stock-based compensation expense allocated to consulting fees of $367,629 during the nine months ended September 30, 2017. Unrecognized amount of $2,080,239 will be expensed in future period.

The following table summarizes information concerning stock options outstanding as of September 30, 2017, and December 31, 2016:

Series A Preferred Stock:

	September 30, 2017		December 31, 2016
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 1.57 years.

Common stock:

	September 30, 2017		December 31, 2016
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	3,000,000	0.30	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	3,000,000	0.30	-	-

The aforementioned options have an average remaining life of 4.25 years.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017
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

Note 14– PROVISION FOR INCOME TAXES:

The Company's operations in Greece have no tax free income threshold and are subject to taxation at a rate of 29% applied to all net income earned after $1 Euro.  Further, after its first year of profitable operations, the Company is required to remit estimated income taxes prorated monthly based on the prior year's calculated income taxes payable.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 14– PROVISION FOR INCOME TAXES: (continued)

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

The Company has experienced losses since inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at September 30, 2017 was $5,303,600 in the U.S., $1,468,900 in Greece and $294,879 in the U.K and at December 31, 2016 was $4,619,000 in the U.S., $1,244,000 in Greece and $306,000 in the U.K.

The provision for income taxes in US consists of the following:

	Nine months ended September 30,
	2017	2016
Current operations	$371,150	$281,500
Timing differences, Stock based compensation	(138,600)	(28,730)
Less, Change in valuation allowance	(232,550)	(252,770)
Net refundable amount	$-	$-

 The provision for income taxes in Greece consists of the following:

	Nine months ended September 30,
	2017	2016
Current operations	$56,210	$113,500
Less, Change in valuation allowance	(56,210)	(113,500)
Net refundable amount	$-	$-

 The provision for income taxes in UK consists of the following:

	Nine months ended September 30,
	2017	2016
Current operations	$35,830	$(7,500)
Research and development	(38,190)	(49,900)
Less, Change in valuation allowance	2,361	57,400
Net refundable amount	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 14– PROVISION FOR INCOME TAXES: (continued)

The cumulative tax effect at the expected rates in U.S., in Greece and in U.K. for significant items comprising our net deferred tax amounts as of September 30, 2017, and December 31, 2016 are as follows:

	September 30, 2017			December 31, 2016
	US Expected rate 34%	Greece Expected rate 29%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	5,303,600	1,468,900	294,879	4,619,000	1,244,000	306,000
Less, Valuation allowance	(5,303,600)	(1,468,900)	(294,879)	(4,619,000)	(1,244,000)	(306,000)
Net deferred tax asset	-		-	-	-

The Company has no tax position at September 30, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2017 and December 31, 2016. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Note 15 - SEGMENT REPORTING

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

Three months ended September 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$50,184	$34	$-	$50,218
Depreciation & amortization	$2,760	$13,536	$10,111	$26,407
Net (Loss) from operations	$(26,623)	$(19,949)	$(407,829)	$(454,401)
Interest expenses	$(2,561)	$-	$(857)	$(3,418)
Assets	$87,382	$212,288	$87,513	$387,183
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 14 - SEGMENT REPORTING (continued)

Three months ended September 30, 2016:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$384,075	$79,275	$-	$463,350
Depreciation & amortization	$1,741	$9,182	$12,094	$23,017
Net (loss) from operations	$203,766	$17,045	$329,504	$550,315
Interest expenses	$-	$-	$(328)	$(328)
Assets	$48,263	$228,423	$135,312	$612,036
Expenditure on long-lived assets	$-	$-	$-	$-

Nine months ended September 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$267,288	$2,630	$-	$269,918
Depreciation & amortization	$7,685	$37,601	$29,297	$74,583
Net (Loss) from operations	$(4,944)	$(177,807)	$(1,315,987)	$(1,498,738)
Interest expenses	$(3,618)	$-	$(1,902)	$(5,520)
Assets	$87,382	$212,288	$87,513	$387,183
Expenditure on long-lived assets	$-	$-	$-	$-

Nine months ended September 30, 2016:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$536,499	$115,788	$-	$652,287
Depreciation & amortization	$4,419	$28,582	$22,341	$55,342
Net (loss) from operations	$137,357	$(88,089)	$(1,264,818)	$(1,215,551)
Interest expenses	$-	$-	$4,016	$4,016
Assets	$48,263	$228,423	$135,312	$612,036
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
Nine months ended September 30, 2017

Note 15 - SUBSEQUENT EVENTS

On October 9, 2017, the Company appointed Dr Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014 and Concurrently entered into an advisory board agreement. Compensation shall be the grant of a total of 500,000 shares of the Company's common stock valued at the fair market price on the date of grant of $0.07 per share. The advisory board appointment is for a term of one year.

On October 12, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the individual subscribed for a total of 439,583 shares of the Company's common stock at a purchase price of US$0.06 per share for total cash proceeds of US$26,375. The shares are subject to applicable resale restrictions.

On October 23, 2017, the Company entered into a Private Placement Subscription Agreement with an individual.  Under the terms of the Agreement the individual subscribed for a total of 58,684 shares of the Company's common stock at a purchase price of USD$0.06 per share for total cash proceeds of USD$3,521. The shares are subject to applicable resale restrictions.

On November 11, 2017 the Company received notice from Tharawat Holdings (ref: Note 11 above) that the parties, despite good faith negotiations, had not achieved concensus on the terms of the detailed business plan or the management services agreement within 90 days, as expected, in the original July 19, 2017 agreement.  Both parties concurred that the additional negotiations to close the terms as contemplated require an undefined and extended length of time As such both parties have agreed not to extend the original agreement, but rather to let it terminate and to continue to work on the key terms of the business-plan in good faith with the intent to re-engage a joint venture agreement upon completion of a mutually agreeable business and management services agreement.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2.    Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the nine month period ended September 30, 2017 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 19, 2017. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Nevada on March 26, 2007 as a company intending to sell medical devices in the northern regions of China. Our intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in northern China. We also intended to assist Chinese medical device manufacturers on the development of the North American market. The Company did not find suitable relationships with which to progress its business until it undertook a change in management in September 2013. With the change in management, the Company determined that it would initially concentrate on the development and marketing of medical devices in Europe, more particularly initially in Scotland, where management had identified several opportunities for entry into the markets for prosthetics and orthotics. We are currently engaged in healthcare innovation in the fields of prosthetics and orthotics (P&O), and we intend to be engaged in the operation of P&O total rehabilitation clinics.   Further during fiscal 2014 we acquired various patents for the development of certain healthcare innovations including various athletic applications.  We have two wholly-owned Scottish subsidiaries: HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited, and one wholly owned Greek subsidiary, HCi Viocare Clinics (Hellas) S A.  Our Greek subsidiary is currently being liquidated and dissolved.

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

Key business developments in the most recently completely quarter ended September 30, 2017 and to date

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

Under the terms of the agreement, the Joint Venture Company will be fully funded by Tharawat and will be initially owned 90% by Tharawat Holdings Company and 10% by HCi Viocare Clinics UK, with the provision for HCi Viocare's share to be increased to 20% upon meeting specific targets of the business plan.  Additionally, HCi Viocare will also be compensated for the management of the clinics at a rate of 5% of the net profits of the clinics, on a per-country basis. On November 11, 2017 the Company received notice from Tharawat Holdings (ref: Note 11 above) that the parties, despite good faith negotiations, had not achieved concensus on the terms of the detailed business plan or the management services agreement within 90 days, as expected, in the original July 19, 2017 agreement.  Both parties concurred that the additional negotiations to close the terms as contemplated require an undefined and extended length of time As such both parties have agreed not to extend the original agreement, but rather to let it terminate and to continue to work on the key terms of the business-plan in good faith with the intent to re-engage a joint venture agreement upon completion of a mutually agreeable business and management services agreement.

On October 9, 2017, the Company appointed Dr Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014.  Dr. Doupis joins the Scientific Advisory Board assuming the role of Director of Clinical Matters and Diabetes. Dr. Doupis is a former Clinical Research Fellow of the Joslin Diabetes Center, Harvard Medical School, in Boston, MA, USA, and Scientific partner in Beth Israel Deaconess Foot Center Harvard Medical School, Boston, MA. He is currently directing the Diabetes Division of Iatriko Kentro Palaiou Falirou Medical Center as well as, the Internal Medicine and Diabetes Department of the NS Naval Hospital, in Athens, Greece. He is also a Tutor for Diabetes Diploma in Cardiff University Medical School supervising also MSc students

On October 23, 2017 HCi Viocare Technologies Limited, Company's wholly owned subsidiary entered into a technology adaptation and integration agreement with Ekso Bionics, Inc., a Delaware US ("Ekso"). As per terms and conditions of the agreement the Company undertook to work for the customization of Company's Flexisense sensor technology and supply of prototype products thereof to Ekso.
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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $50,218 in revenues from operations and $8,037 in cost of goods sold for the three months ended September 30, 2017, compared to $463,350 in revenue and $115,917 in costs of goods sold for the three month period ended September 30, 2016.   The current quarter decrease in revenue period over period is due to two large prostheses projects undertaken during the prior comparative quarter, with no similar contracts in the current period. In addition the Company has not had the funds in the current period to dedicate to a targeted advertising program to introduce new clients to our flagship clinic, as we have in prior fiscal periods.  These decreases quarter over quarter from fiscal 2016 to fiscal 2017 are also  in part due to the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP.

Operating Expenses – Operating expenses totaling $474,316 in the three months ended September 30, 2017 increased substantially as compared to a reported gain from operating expenses totaling $191,405 in the prior comparative period as a result of the forgiveness of certain consulting fees booked in prior periods totaling $383,993 which was impacted in the three months ended September 30, 2016.  As a result consulting fees increased substantially in the current three month period totaling $302,825.   Other operating expenditures remained relatively constant other than decrease to research and development fees period over period which totaled $49,627 in the current period as compared to $75,732 in the prior comparative period ended September 30, 2016.

Loss from Operations – During the three-month periods ended September 30, 2017 and 2016 we recorded losses from operations of $432,135 as compared to income from operations of $538,838 in the three months ended September 30, 2016.

Other expenses - During the three months ended September 30, 2017, the Company recorded a net loss from other expense of $22,266 as compared to a gain from other expense in the three months ended September 30, 2016 totaling $1,213.  The losses in the current period are the result of a loss on debt settlement of $17,707 as well as the impact of the effects of foreign currency translation and interest expenses of $3,418.

Net Loss - During the comparative three month periods ended September 30, 2017 and 2016 the Company recorded a net loss of $454,401 as compared to net income of $539,946 in the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $269,918 in revenues from operations and $84,616 in cost of goods sold for the nine months ended September 30, 2017, compared to $652,287 in revenue and $195,286 in costs of goods sold for the nine month period ended September 30, 2016.  The decrease in revenue period over period is due to two large prostheses projects undertaken during the prior comparative nine month period, with no similar contracts in the current period. In addition the Company has not had the funds in the current period to dedicate to a targeted advertising program to introduce new clients to our flagship clinic, as we have in prior fiscal periods.  These decreases period over period from fiscal 2016 to fiscal 2017 are also  in part due to the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP.

Operating Expenses – Operating expenses totaling $1,661,156 in the nine months ended September 30, 2017 decreased by $22,872 or approximately 1.3% compared to $1,684,028 of operating expenses in 2016. While it would appear the operating expenses remained relatively constant period over period, consulting fees for the nine months ended September 2016 include a reduction of $383,993 in the three months ended September 30, 2016 in respect to the forgiveness of certain consulting fees recorded in the prior periods.  As a result, consulting fees appear to increase substantially period over period from $411,791 (2016) to $842,998. Office expenses and rent, professional fees, travel and research and development expenses all declined in the current nine month period ended September 30, 2017, as compared to the prior comparative nine months.

Loss from Operations – During the nine-month periods ended September 30, 2017 and 2016 we recorded losses from operations of $1,475,854 and $1,227,027, respectively.

Other expenses - During the nine months ended September 30, 2017, the Company recorded losses from other expense of $22,884 and $56 respectively, as a result of interest expenses incurred.

Net Loss - During the comparative nine month periods ended September 30, 2017 and 2016 the Company recorded net losses of $1,498,738 and $1,215,551 respectively.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2017, we had $69,961 cash on hand, $53,564 in accounts receivables, $37,044 in other receivables, $4,365 in inventory, and prepaid expenses of $49,009 for total current assets of $213,943.  Further we had current liabilities of $1,123,028 in accounts payable and accrued expenses (including amounts due to related parties), $342,214 in advances from related parties and $47,213 in short term notes from third parties.   We had a working capital deficit of $1,298,512 as at September 30, 2017. While the Company's prosthetics and orthotics clinic in Glasgow has greatly increased its patient through-put year over year, sales in the first nine months of fiscal 2017 were substantially reduced from the comparative reporting period, and were not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we had limited revenue in this segment in the nine months ended September 30, 2017 which in part contributed to our reduced revenues in the current period.  Presently we rely on our President and director, as well as private placements from qualified investors to fund our general operating expenses.   We secured loans and advances from related and unrelated parties during the nine months ended September 30, 2017 of $271,243 and made repayments to third parties and towards related party advances of $250,384. The Company has closed additional private placements in the amount of $547,686 in the nine months ended September 30, 2017, and a further $26,375 in proceeds from private placements up to the date of this report.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2017.

The Company expects it will need to raise a total of $5,000,000 to $15,000,000 to fund its proposed operations for the next twelve to thirty-six months, including the planned expansion of its Viocare Clinics to add up to 5 additional site locations. It intends to fund operations by a combination of related party loans, debt financing and equity placements, as well as through joint venture partnerships negotiated in our recently completed quarter. The Company is seeking equity private placements from qualified investors with which to fund operations until such time as it can secure alternate financing arrangements.  The Company is also seeking joint venture partners for its various Insole technology applications as a further means to fund ongoing commercialization efforts.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $1,498,738 and $11,215,551 for the nine months ended September 30, 2017 and 2016, respectively and has a retained deficit of $33,247,945 as of September 30, 2017. In addition, the Company had a working capital deficiency of $1,298,512 and a stockholders' deficit of $1,125,272 at September 30, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the period ended September 30, 2017.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

In August of 2017, the FASB issued guidance to better align the financial reporting related to hedging activities with the economic objectives of those activities and to simplify the application of current hedge accounting guidance. Entities are required to apply the guidance using a modified retrospective method as of the period of adoption. This guidance is effective for annual and interim periods beginning after December 31, 2018. Early adoption is permitted. Management is evaluating

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

OFF BALANCE SHEET ARRANGEMENTS

 We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of September 30, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Management's Remediation Initiatives

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Viocare, Inc. a New Jersey corporation (the «Plaintiff») filed a complaint on October 24, 2016 in the United States District Court, District of Nevada objecting to the use of the name «viocare» by HCi Viocare, of Nevada (the «Defendant»). The Company and Viocare Inc. have agreed to terms of settlement effective October 19, 2017.  Under the terms of the settlement, among other concessions the Company has agreed to the following:

 - To remove "Viocare" from its registered name in the State of Nevada, its website and all usage in the United States of America and Canada, including any registered trademarks;
 - Continued use of the HCi Viocare and such other similar registered marks and domains outside the United States and Canada; and,
 - No objection to the Plaintiff's use of its mark in Europe provided Plaintiff does not use for P&O clinics, or goods and services related diabetic foot care.

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

HCi Viocare

Date:	November 17, 2017	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)