Form 10-K
period 2017-12-31
HCi Viocare
filed 2018-05-17
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-53089

HCI VIOCARE
(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kintyre House, 209 Govan Road, Glasgow Scotland G51 1HJ
 (Address of principal executive office)

Registrant's telephone number, including area code: +44 141 370 0321

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 30, 2017 (the last business day of the registrant's most recently completed second quarter), was approximately $6,393,784 based on the $0.15 per share which was the last selling price of the Company's common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

256,133,852 shares of common stock issued and outstanding as of May 15, 2018

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

None

Forward Looking Statements

This Annual Report on Form 10-K ("Annual Report") contains forward-looking statements. These statements relate to future events or our future financial performance. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this annual report. These risks include, by way of example and not in limitation:

•
we have a limited operating history and have to generate net income from our operations. Our first Prosthetics and Orthotics clinic opened in fiscal 2014 and continues to operate at a loss.  We have realized limited income  by way of licensing fees relative to development of our technology, and we currently have no commercial products in the market;

•
we currently have several technologies and product prototypes which, while nearing commercialization, require further development to market the specific application.. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and commercialization of these technologies including the "Sensor" technology, the "Socketfit" technology and product applications derived from our "Smart Insole" product prototypes as well as our recently developed portable motion capture and gait analysis technology.

•	our current and any future collaborations with third parties for the development and commercialization of our current product or any newly acquired products or businesses may not be successful;
•
we intend to acquire and operate additional clinics related to our business, however, there can be no assurance that we will be successful in doing so or if that if we do acquire such clinics that they will be profitable;

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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

PART I

ITEM 1. BUSINESS

1.1 BACKGROUND

The address of our principal executive office is Kintyre House, 209 Govan Road, Glasgow G511HJ, Scotland, United Kingdom. Our telephone number is +44 141 370 0321. The Company's web-site is http://www.hciviocare.com.

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System ("OTCQB") under the symbol "VICA".

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

On January 15, 2014, we formed our wholly-owned subsidiary, HCi Viocare Technologies Limited ("Viocare Technologies"), a corporation incorporated pursuant to the laws of Scotland, under registration number SC467480. Viocare Technologies undertakes research, development and commercialization of state of the art, new, innovative medical devices, methods and products in the fields of prosthetics, orthotics, rehabilitation, bioengineering, mobility, diabetes, diabetic foot, tissue mechanics, ultrasonics, medical signal processing and analysis, medical technology, orthopedics and robotic surgery. Viocare Technologies also plans to expand its research and development reach, to create a stable pipeline of new products and upgrades in the fields of prosthetics, orthotics, and diabetes.

On February 12, 2014 we acquired intellectual property rights ("IPR") over an innovative medical technology entitled 'SocketFit' from our Board Member Dr. Christos Kapatos, as well as over any additional technologies under development or that may be developed in the future. Consideration for the acquisition of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR, and know how to develop and exploit the IPR was the issuance of 3,500,000 shares of the common stock of the Company to Kapatos. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.

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

On April 17, 2014, the Company, through our Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a director of both the Company and HCi Viocare Technologies ("Kapatos"), to acquire all rights and interest in and to the background IPR for a developing technology now known as "Flexisense". Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear force sensing insole with an incorporated real-time global display application and a fully featured support web-space that suggests to the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to help mitigate diabetic foot complications, such as ulceration, infection and amputation.

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

On April 15, 2014, the Company established a scientific advisory board whereby the Company intends to appoint certain advisors that can contribute to the Company's overall business strategy and future direction.

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

On March 2, 2015, the Company announced the conclusion of a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building hosts the Company's first Viocare center, a full service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. This new facility serves as the center of reference and training for the intended chain of Viocare P&O and diabetic foot centers across Europe, ensuring their adherence to British and International standards. The Company's Technologies subsidiary occupies the first floor of the building to continue to develop its portfolio of bioengineering innovations.

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

On December 20, 2016, the Company appointed Mr. Brian Maguire as Director of its subsidiary HCi Viocare Clinics UK Ltd.

On October 9, 2017, the Company appointed Dr. Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014. The advisory board appointment is for a term of one year.

On December 12, 2017, the Company approved the issuance of 18,500,000 common shares to Dr. Christos Kapatos, CTO and Director of the Company, as consideration for the transfer of certain complementary technological developments and work in progress in the form of a stock award which vested as of the date of grant.

On January 31, 2018 the Company announced that it will commence development of its own proprietary Blockchain based system for handling sensitive client records in its flagship Prosthetics and Orthotics clinic in Scotland.  Furthermore, the team plans to develop a proprietary Blockchain based system for handling and storing the data produced from the medical applications of its FlexisenseTM technology.

On February 15, 2018, the Company entered into a Term Sheet with Mr. Georgios Thrapsaniotis and Mrs. Stella Thrapsanioti, his spouse ("Stella"), pursuant to which Mr. and Mrs. Thrapsaniotis will purchase certain securities of the Company at a fixed price of US$0.03 per share.  Upon execution of the Term Sheet, one or multiple Private Placement Subscription Agreements are agreed to be entered into during  the immediately following 10 days for total proceeds of USD $360,000 in respect of the issuance of a total of  12,000,000 shares of the restricted common stock of the Company.  As at the date of the Term Sheet, Mr. and Mrs. Thrapsaniotis collectively owned 18,049,898 restricted shares of the Company's common stock.

The Term Sheet also provides that Mr. Thrapsaniotis, or his designee, shall be entitled to hold the position of Treasurer of the Company, provided that Mr. and Mrs. Thrapsaniotis hold in excess of 5% of the Company's issued and outstanding common stock collectively, until the conclusion of a full profitable year irrespective of the number of shareholdings held individually or collectively by them at the relevant time. Furthermore, it is agreed by and between the shareholders of the Company who hold as of the date of the Term Sheet in excess of 5% of the Company's common stock, and concurrently hold a position on the Company's Board, or act in the capacity of any officer of the Company or its subsidiaries, that he/she shall not be entitled to receive any repayment against pre-existing debt owed by the Company, as of February 15, 2018, as it is recorded in the Company's financial records, except as otherwise agreed in writing.

Effective February 15, 2018, Mr. Sotirios Leontaritis resigned from his position as the Treasurer of the Company. Concurrently, the Board of Directors appointed Mr. Georgios Thrapsaniotis ("Thrapsaniotis") as a member of the Board of Directors of the Company. Mr. Thrapsaniotis was also appointed Treasurer in accordance with the provisions of a Term Sheet more fully described above.

On February 16, 2018, Thrapsaniotis subscribed for a total of 12,000,000 shares of the Company's restricted common stock at US$0.03 per share for total cash proceeds of $360,000.  Concurrently, Thrapsaniotis and Stella became affiliates of the Company, holding jointly a total of 30,049,898 shares of the Company's common stock or 11.99% percent of the total issued and outstanding share capital.

On March 27, 2018, the Company entered into a one-year advisory agreement with Mr. Ravi Vaidyanathan (the "Advisor"). Under the terms and conditions of the Agreement, the Advisor is appointed to the Company's Scientific Advisory Board and shall serve in the position of Biomechatronics and Human Augmentation Advisor.

On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 122,710,562 of his restricted common shares to Maschari. Mr. Leontaritis received in exchange a Promissory Note dated March 30, 2018, to reflect the terms of the Agreement, in the principal amount of US$7,362,633 or US$0.06 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis.  Further, under the terms of the Agreement, the common shares are to be registered in the name of Maschari, however, until such time as the Promissory Note is paid in full, or the parties agree by written addendum thereto to the release of shares on a pro-rata basis in such amounts as may equal installment payments received, the shares shall remain encumbered. Further, in the event of any reverse split, forward split, cancellation or class conversion, as may occur in the normal course, which impacts the Company's common shares, it is agreed by the parties that such replacement shares, regardless of class and number, will continue to remain in escrow and may not be sold until paid in full and/or the parties have agreed to their release on a pro-rata basis for consideration received.

The shares sold by Mr. Leontaritis represent approximately 49.1% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 20,000,000 shares of the Company's common stock representing approximately 8% of the issued and outstanding shares.

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

The Company intends to exploit the growing need for high quality care and prevention in the growing population of the obese, diabetic, amputated and/or movement impaired through development of:

-
Chain of Clinics: Prosthetic, Orthotic and (diabetic foot) rehabilitation centers in poorly served markets, such as Mediterranean Europe & the Middle East. Differentiation through British standards in clinical practice, qualifications and training.

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

•	2 further patents drafted and pending filing during fiscal 2018, with a further 4 patent applications currently in draft form;

•	In excess of 4 prototypes: pressure & shear insole; smart cushion, smart mattress, with several of these prototypes in the commercialization stage;
•	1 proof of concept device: robotic surgical assistive device;

•	High level diagrams or complex documentation and software for other innovations in the portfolio.
•	Various customized prototypes in testing and development with commercial partners.

1.2 OUR TECHNOLOGIES

Research and Development

Research and development costs were $1,290,345 and $340,782 for the year ended December 31, 2017 and 2016.

A.	The Sensor Technology

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

The sensor system has been integrated into a prototype of an insole which is an autonomous, non-invasive, stand-alone unit, with its own rechargeable power supply, microcontroller and wireless communication unit. The insole can connect with smartphones, tablet pcs and pcs, through a mobile application, in order to transmit the data collected to the end user. End users could be a diabetic patient, to monitor pressure and shear forces for the prevention of diabetic foot ulcers, athletes interested in the impact on their knees of their running style or wanting to monitor the totality of their golf swing, or clinicians such as physiotherapists, orthotists and prosthetists needing to evaluate a person's gait.

The Company believes that there are applications for its force sensing technology in many fields within healthcare and sports, as well as more industrial fields due to its relative low cost vs conventional pressure sensing, its ability to measure shear forces in addition to pressure, its bendability and its reliability in a wide range of environments.

During fiscal 2016 the Company branded its unique area of sensor based technologies, "FlexisenseTM".   Please visit http://flexisense.hciviocare.com.

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

Flexisense has application in every operation that a "fusion" force/pressure, shear and 3D position and velocity sensor is required. However, it was designed and developed specifically as a non-invasive medical sensor to be used in wearable devices, smart garments, training apparatus and for medical applications such as on-body, non-invasive, real time force, pressure, shear and 3D position and velocity measurements. For example, such a sensor can be invaluable for use in the monitoring of a person's gait providing data about the pressures applied on the foot, the interaction between shoe and foot and the forces applied in the system and the angles of the joints and posture position.

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

In addition, we have entered into several cooperative agreements with industry partners across several other areas of application for our technologies and we have customized prototypes under review with various commercial partners proposed for commercialization in fiscal 2018.

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

In terms of market size of the opportunity: foot complaints are the leading cause of hospitalization of people with diabetes and is estimated that 30% of all diabetics will develop a serious foot complaint at some time (http://www.who.int/topics/diabetes_mellitus/en/). By region, the North America diabetic foot ulcer therapeutics market dominated the global diabetic foot ulcer therapeutics market in revenue terms in 2016 and the trend is projected to continue throughout the forecast period. Revenue from the North America market is anticipated to increase at a CAGR of 10.8% over 2016–2024 to reach a market valuation of more than US$ 3,100 Million by 2024. (https://www.persistencemarketresearch.com/mediarelease/diabetic-foot-ulcer-therapeutics-market.asp)

It is widely understood that pressure and shear forces on the feet cause ulcerations and due to diabetic patients having neuropathy (resulting in loss of sensation in the feet), feet are not offloaded or taken care of appropriately.

It is very important for diabetics to take the necessary precautions to prevent all foot related injuries. Due to the consequences of neuropathy, daily observation of the feet is critical. Theoretically, if diabetes is well controlled and monitored it should be possible to avoid these foot problems. However, whilst clinical advice to diabetics is to 'mind their feet' and monitor them daily, they are not provided with a usable tool to measure the stresses and strains on their feet where there is some loss of sensation. This is what the insole intends to address.

The resulting product(s) will be a Class 1 medical device, depending on claims and disclaimers. While default alert settings would be provided, based on existing academic and clinical research, users would be encouraged to get their physician to set parameters.

The Company is not alone in recognizing the importance of measuring pressure on the feet of diabetics. Orpyx in Canada has launched a consumer product priced at $2,400, which requires an additional on-shoe component and a dedicated watch vs. HCi Viocare's fully integrated insole which could be marketed at <$500. A few other start-up companies (FeetMe, Sensoria) and research groups are working on diabetic foot monitoring insoles, but all only measure pressure, ignoring shear forces which can greatly impact ulceration, and use conversional pressure sensing (capacitive or resistive technology) which the Company feels may not be as reliable in the hot and humid environment of a shoe. Because HCi Viocare's technology measures all three forces (pressure and 2 horizontal shear forces) we are able to model with reasonable accuracy the calorific expenditure of the wearer, thereby potentially contributing to the diabetic patient's glucose management.

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

Figure: Flexisense application to smart insole

Flexisense Application: Medical gait analysis insoles

Orthotists, podiatrists, physiotherapists and prosthetists all require a good understanding of a patient's gait in order to diagnose biomechanical issues, provide appropriate rehabilitation and ensure appropriate alignment of the body when using orthoses (such as braces) or prosthetic limbs. Equally, researchers in these fields and biomedical engineering more generally are interested in the forces involved in gait and their impact on the body.

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

Flexisense Application: Athletic insoles

Sports and fitness wearable devices have been in the market for more than 30 years. However, in the last 3 years the application of micro-electronics, wireless technology and the explosion of smartphones and mobile applications has revolutionized the market, with many established, as well as new, companies offering products applications for a wide range of sports.

Wearable wireless devices in the Sports, Fitness and Wellness market measure sports performance, daily activity, sleep patterns, and other related physical parameters. Another key factor that distinguishes this market is its consumer focus and that, unlike devices in the other healthcare markets, these devices usually do not require regulatory approval as a medical device.

The consumer market for wearable devices is exploding, and people appear to have an insatiable appetite for data to analyze their fitness and athletic performance. Nearly 50 million sports performance monitors were sold in 2014 and Worldwide revenue is forecast to reach $2.3 billion in 2017.  http://cdn2.hubspot.net/hub/396065/file-2568104498-pdf/Blog_Resources/IHS-Wearable-Technology.pdf?t=1427903372862

Companies like Adidas-Salomon Ag, Nike Inc., Garmin, New Balance and Suunto invest millions of dollars every year for the development of wearable devices and material, and the market is booming as demand is ever increasing. The focus for most of these companies seems to be in the running shoes, apparel and equipment sector, as this sector is the fastest growing sports and fitness sector world-wide with billions of dollars of revenue every year. Under Armour has just launched its first smart shoe, monitoring only cadence.

The Company's sensor technology can be used in an insole or built into shoes to provide information to the wearer. It is the only pressure sensing technology that can work accurately in a warm and moist environment and with significant bending, like that experienced during running.

In keeping with the attractiveness of the market, there are a number of relatively new companies intending to launch insoles to give information to runners, together with coaching 'Apps'. Some of these measure only contact or movement (e.g., www.ambiorun.com) and others do measure pressure, usually not fully wireless/stand-alone (Medhab www.medhab.com; Arion www.ato-gear.com). Another competitor is Sensoria which markets a smart textile sock that measures pressure and pace. It also has a 'running coach' App. It requires an anklet to be worn, to house the battery and communication modules, and the socks require washing, potentially reducing their life span.

Note that the resistive or capacitive technologies used by competition struggle with bending and hot/humid environments and are therefore considered to be less reliable. Also, due to the cost associated with pressure sensing, competitors usually only have a small number of sensing points, limiting the value of the information. The Company's more cost effective sensing technology would permit a much greater number of points.

A further important differentiator from the competition is that the Company's sensor technology measures forces in three directions, giving not just plantar pressure information but also making the system capable of using industry accepted biomechanical modeling capabilities to project the impact on the knee of the wearer's running style. And the knee is an area of great focus for runners, who frequently experience injuries.

The athletic insoles could be coupled with other devices to give wearable performance information across a number of sports, including the high value tennis and golf markets. Golfers, for example would be able to link their swing (from an on-club sensor) to their weight displacement to optimize their performance. Currently on-racket or on-club sensors exist but fail to address this critical weight placement / foot force element for the athletes.

The Company is presently seeking licensing partners in respect of the athletic insole applications, with a number of discussions with market leaders in their fields ongoing and additional commercial prototypes under review.

Smart Mattress

Ulceration and skin (soft tissue) breakage is very common to people with tetraplegia or paraplegia and to most patients with limited movability that spend time in a bed, or in a wheelchair. It is caused by low continued pressure over time and/or high (peak) pressure points. The most commonly used method in a clinical environment, to avoid ulceration in such patients, is for a nurse to "turn" them, in better words; to change the position in which they lay in bed, frequently. This practice is supported by specialist therapeutic support surfaces (mattresses and overlays) to attempt to reduce pressure points. The more modern surfaces are powered air mattresses. There are different types of powered air mattresses, which can alternate pressure in their air cells on a pre-defined timetable.

In terms of market opportunity, hospitals are under tremendous pressure to address decubitus, particularly in the US where payers are moving away from covering "never events". Pressure ulcers affect a million patients in the USA alone each year and it costs the US healthcare system alone an est. $12 billion in direct treatment costs, not counting associated costs such as medical malpractice lawsuits;

Existing market solutions:

•
Adoption of pressure relieving overlays is increasing; these are generally not 'active' and merely made of a suitable material to reduce pressure, resulting in a lower cost; Whilst there is no direct clinical evidence for their effectiveness, there is a widespread belief and acceptance that they can reduce pressure ulcers;

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

With the Company's sensor technology incorporated into mattresses and overlays, for which a prototype exists, technology licensees could develop a range of products with the following: lower production costs, sensors not affecting the properties of the mattresses, ability to measure shear in addition to pressure (shear forces being a recognized key contributor to ulceration).

Furthermore, with the sensor integrated into an inflatable mattress itself, we have developed a smart mattress that can respond intelligently to the pressure and shear data and inflate and deflate the mattress compartments automatically to reduce the risk of ulceration for patients, in between nursing interventions.  This dynamic smart mattress adapts to the specific need of every patient and provides relief and adjustment only where and when is needed, maximizing the effectiveness of the treatment. This would be classed as a Class 1 medical device, and the license partner would need to pursue such registration prior to launch.

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

The Company will build on the work done by Dr. Kapatos in developing a scanning device to determine the optimal shape of an amputee's socket, capturing the internal geometry and the biomechanical properties of the tissues in the residual limb. This SocketFit technology was acquired in 2014. The intention is to partner with a leading scanning provider or manufacturer in the P&O market, through a development and license agreement, to produce a socket system for use by prosthetists worldwide.

Market opportunity

The number of amputees world-wide is estimated to be 20 million, and for most amputees finding a well-fitted prosthesis is far from easy. Traditional methods of design, manufacture and fitting of a prosthetic socket are typically carried out by "artisan" techniques but unfortunately often result in ill-fitting devices that make wearing a prosthesis almost intolerable for a large number of amputees.

A prosthetic socket is a custom-made "cone" that connects the rest of the prosthesis (foot, shank and knee) to an amputee's residual limb. Sockets generally need to be replaced every other year, though more frequently in the initial stages after amputation when the residual limb can still change shape significantly. While many significant technological advances have been made with the design and manufacture of prosthetic components, such as electronic knee assemblies and feet, socket design has not kept up. Over the past 20 years a great deal of research has been undertaken to automate the process of socket design and manufacturing, but it has been met with limited success. Most sockets continue to be created with hand-sculpted plaster moulds made by the Prosthetist or a technician hours or days after examining the amputee. The result is that, typically, one in four sockets are discarded because of their poor fit.

Many prosthetists, (if not all), are frustrated by the lack of an objective method that would ensure an optimum fit of the socket. This 'need' for assistance instigated the advent of industrial sector technologies to be taken up in the field, even though these systems, in reality, lack the necessary 'ingredient' to allow the optimum socket to be produced. They merely attempt to replicate current practices in a digital manner (CAD-CAM systems), without taking into account the biomechanical or anatomical characteristics of the residual limb.

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

SocketFit is a digital system for assessing an amputee's residual limb and for the production of truly functional and comfortable prosthetic sockets. It takes account of the external and internal geometry of the amputee's stump, the biomechanical properties of each individual soft tissue layer i.e. skin, fat, muscle and bone, and the boundary and loading conditions of a complete prosthesis to generate a virtual 3D model of the residual limb. It is then possible to produce an accurate, functional and comfortable prosthetic socket.

By minimizing the time and cost of socket production and by reducing the number of faulty sockets (it has been reported that a quarter of all prostheses are currently rejected due to poor fit), there will be a reduction in costs incurred by health services and insurance companies worldwide as well as great benefits to the amputee.

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

2.
Data Tools – software to analyze and collate the data into intelligible information.

All the data are sent to the control box for onward transmission to the PC. Software generates a 3D image of the stump's external and internal geometry.

3.
Socket Modeling – FEA simulation

FEA and optimization software generate the optimum design for the socket in order to obtain the best pressure distribution, and therefore the most comfortable prosthesis for the amputee.

 The process to getting to an optimized socket shape is shown in figure 2 and a schematic of the system in figure 3.

3D Shape Acquisition
Soft Tissue Characterisation
Kinetic Measurement
Digital Signal Processing
Finite Element Model
Predicted Stump/Socket Pressure
Interaction with the prosthetist
Production of the Socket through CAM

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

Current Status of SocketFit

We plan to first find a commercialization partner, to help fund and/or conduct the required research and development and to launch the product within two years of commencement of the proposed research and development. This is to minimize risk but also because the technology could be designed to (retro-)fit into the partners' existing product suite, minimizing effort. While the Company focuses attention on its immediately marketable Sensor Technology and its varying applications, any additional development work for SocketFit is currently on hold.

C.	Other technology opportunities

Blood flow visualization:

The Company has developed a proof of concept device that permits the visualization of peripheral blood flow. This could be incorporated into a smart 'mat' for the diagnosis and progression monitoring of diabetic foot conditions. Diabetic patients can suffer from reduced peripheral blood flow in their feet. This contributes to neuropathy but also prevents the healing of diabetic foot ulcers, which can lead to amputation. Such a mat could shift the monitoring of diabetic foot care to primary care, away from podiatry specialists, but also provide essential health information to podiatrists which they would otherwise not have. With a relatively low manufacturing cost, patients could even monitor their own condition at home. It is hoped the product would be prescribed/reimbursed.

Blood Flow and Oxygenation Monitoring System
Soft tissue ulceration caused by pressure (over time) is an unwanted complication of illness (such as diabetes), injury, severe physical disability (tetraplegia) or increasing frailty. Ulceration is a serious, life-threatening injury that breaks down the skin and underlying tissue. It is caused when an area of skin is placed under pressure, over time, which causes a restriction in blood flow leading to "tissue starvation" and full thickness tissue loss, breakage and exposure of bone, tendon and/or muscle.
Skin cancer, also known as melanoma, is a type of cancer that begins in the skin and can spread to other organs in the body, leading to fatality. Melanoma occurs when some cells in the skin begin to develop abnormally. The cause of this abnormality is not fully understood yet, however it is thought that exposure to ultraviolet (UV) light from natural or artificial sources may be partly responsible.
Blood oxygen delivery and blood carbon dioxide flow is the common factor which links these two conditions.
We are currently investigating and designing a method for use in measuring continuous blood flow and oxygenation of peripheral soft tissues based on Bolometric Imaging. A bolometric array camera (a thermal camera) and light (LEDs or Lasers) of one spectrum only; infrared. In this process we will artificially and locally increase the temperature of blood for a few milliseconds, repeating the procedure every few milliseconds, "marking" blood as it moves and thus making its flow imaging and monitoring possible by use of the thermal camera and dedicated image processing software. This method can be further enhanced by combining a bolometric array camera with a CCD camera.
Sleep apnoea device (BiPAP)

•	The company has developed an early prototype of a small, silent, portable bidirectional airway device to assist sufferers of sleep apnoea

Robotic surgical assist

•	Working (miniature) prototype of robotic device to assist in orthopedic surgery, reducing number of staff in OR; uses proprietary sensor technology also used in Digital Health products

Adaptive socket

•
The 'Holy Grail' of prosthetic sockets, this technology would utilize our proprietary pressure and shear sensors to signal a smart material inside the socket to adapt its shape to the wearer's gait and daily fluctuations in the size and shape of the stump.

Photo acoustic imaging

•
The team is exploring a theory that would remove the barriers currently preventing the human adoption of photo acoustic imaging, producing a relatively low-cost non-contact, non-invasive methodology. This would be a substantial project but with the potential to transform medical imaging.

HCi Viocare Technologies - UltraMyoGragram (UMG)
A small, very low cost Ultramyogram sensor (UMG) that can (uniquely) provide proportional muscle contraction monitoring, as well as type of contraction and joint angle recognition, remaining unaffected by sweat, vibration and external noise has been designed. The sensor will have excellent signal to noise ratio, will not require complicated signal processing algorithms and it will have high repeatability and linearity.
The UMG sensor is specifically designed to provide proportional control on prosthetic, orthotic and exoskeleton (both civilian and combat) applications and devices, and can operate in harsh environments (humid, hot and e-noisy) with ease.
A comparison with existing myographic sensors is presented in the following table, clearly showing the advantages of the envisioned UMG technology over all other currently existing myographic technologies.
Description	EMG	AMG	MMG	UMG
Signal to Noise R	Medium	Bad	Good	Excellent
Complexity of Signal processing	Complex	Medium	Medium	Simple
Repeatability and linearity	Semi-repeatable Not linear and difficult to characterize	Semi-repeatable Not linear but relatively simpler to characterize	Mostly-repeatable Can be characterized and is repeatable	Repeatable Simple characterization
Signal classification accuracy	+ +	+	+ + +	+ + + +
Features Rate of contraction, type, fatigue and intensity	Low specificity Type cannot be found	Low specificity Type cannot be found	Higher specificity Type cannot be found	Very specific Type of contraction can be found
Joint angle	-	-	-	Can be found
External noise	Electrical and motion	Acoustic, physical and electrical	Physical	High dielectric system. Not affected by external noise
Cost	$$$	$$	$	$

HCi Viocare Technologies – In-tyre Data and Power Transmission System
A new, high speed, wireless data transmission system for in-tyre use has been designed. The system utilizes the widely used RF protocols, with a signal boosting circuit, and takes advantage of the tyre's features to amplify and boost the signal. This technology removes the need for sensor wires getting in and out of the wheel and tyre, wires that are a source of frequent failures, and provides wireless capabilities to most in-tyre sensors and electrical equipment.
At the same time, following similar principles with the data transmission system described above, a wireless energy harvesting system for use within a tyre has been designed. The system is a hybrid energies generator that converts the values of energies abundant inside a tyre to electricity, continues powering up all electronic equipment in the tyre, while the vehicle is in motion.
Passive Robotic Leg Support System for Orthopedic Surgery
Regardless of the current advances in orthopedic medical technology, currently no single device dedicated to the basic function of holding and stabilizing a limb during surgery exists.
A passive robotic system for limb stabilization has been designed to address the above issue. The system is a type of active force amplification robotic platform. It has a number of actuators and a rotary plate which can rotate clockwise and/or anti- anticlockwise. The platform safely and accurately supports and holds the leg of the patient under surgery. Moreover, it has a simple control mechanism attached to the platform, opposite to the area where the leg is attached, containing force transducers for monitoring the direction of force exerted and for controlling the movement of the device when the surgeon needs to safely readjust the position of the leg.
The surgeon moves uses the simple control mechanism to reposition the limb and the robotic table follows the movement of the surgeon and self-locks itself in position, immediately after the surgeon removes his hand from the control. When the device locks, it consumes zero energy to maintain position.
The device will be attached to a surgical table/bed and used as a stand-alone unit. The device could also be used for training and education purposes to track and record the position of a limb and to simulate operation procedures.

Micro valve-less, motorless miniature pump
A micro valve-less, motor-less, pump the size of a fingernail, has been designed. Combining a number of micro pumps in parallel or in series, or both, micro-pump arrays can be created, not larger than a few centimeters, that can provide substantial airflow and pressure to inflate and/or deflate a medical mattress in minutes, or even a car tyre. It could also be used in micro BiPAP and cPAP devices or any system/device that requires active air in-flow or out-flow.
The technology is low cost, low power, low noise and can be easily combined with existing power-harnessing systems. Its life expectancy is ten-fold of this of traditional pumps and the micro pump has no moving parts
Blockchain based system for client records

The Company has commenced development of its own proprietary Blockchain based system for handling sensitive client records in its flagship Prosthetics and Orthotics clinic in Scotland.  Furthermore, the team plans to develop a proprietary Blockchain based system for handling and storing the data produced from the medical applications of its FlexisenseTM technology.

D.	Intellectual property

We have acquired exclusive ownership of the innovative medical device 'SocketFit'. Dr. Kapatos in conjunction with another development company had prior filed a patent application which has been abandoned. Significant development of the technology has been undertaken since the filing of the abandoned patent and, after corresponding with our patent agents, it was deemed in the best interests of the Company not to revive the old patent, but to apply for new – multiple patents on the technology, and use the old patent as background technology, as new innovations have sprung out of the initial patent and additional fields of application have been identified.

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

British Patent Application No. 1421952.1, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The first patent based on development of the "Insole" IP relates to the Company's pressure sensing system technology, which supports the development of very low cost, flexible and scalable pressure sensing devices in a range of sectors including wearable devices, Prosthetics & Orthotics, medical devices (e.g. for the diabetic foot), and automotive health and safety.

British Patent Application No. 1421950.5, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The second patent, also based on additional development of the "Insole" IP relates to the Company's ground-breaking shear sensing system technology, which is supports the development of low cost, flexible and scalable sensor systems in a range of sectors including wearable devices, medical devices (e.g. diabetic foot), Prosthetics & Orthotics and automotive health and safety

British Patent Application No. 1421953.9, HCI VIOCARE TECHNOLOGIES LTD. (abandoned December 2015)

- The third patent application also follows additional in-house development of the "Insole" intellectual property (IP) and relates to pioneering low-cost, portable motion capture and gait analysis technology, which has applications in a range of sectors, including athletic wearable devices, physiotherapy, orthotics and potentially also gaming and film.

International Patent Application No. PCT/GB2015/053785, HCI VIOCARE TECHNOLOGIES LTD.

On December 10, 2015 the Company through its subsidiary HCi Viocare Technologies Ltd. filed an international application according to the Patent Cooperation Treaty (PCT) which received a PCT application number PCT/GB2015/053785.  The filed international patent covers over 140 countries around the world. The new patent builds on the company's three UK patent applications filed in December 2014 (as set out above), with further advances made to the sensor systems, and a wider range of applications in products that touch people's everyday lives.

The Company has drafted and performed preliminary patent searches on two new innovations during fiscal 2016 and 2017, with intent to progress into full patent applications in 2018.

E.	Regulatory Requirements

The Company's business model of licensing technology to commercialization partners means that it is the partner, who will be the manufacturer of the eventual products and therefore subjected to the regulations of manufacturing and marketing devices. However, as the Company will support its licensing partner in the development of the final products it has ensured that in understands the eventual requirements, and has identified suitable consultants to provide support, where required.

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

With reference to the stated Rules to determine a product's classification, the anticipated classification of the products that could arise from the Company's technology are listed below. It is important to note that classification is determined only at the stage of a final product and with reference to its features and the claims made by the manufacturer. Hence, there classifications are dependent on the decisions of the license partner and may be subject to change:

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

It is estimated that the global health market is growing by 6-8% per annum, which suggests it will double in the next 10 years. The global Orthopedic Prosthetics market seems to be following the same pattern, as it is growing rapidly, and is projected to exceed US$ 4.5 billion by 2017, according to the 2011 Global Data's report "Orthotics and Prosthetics - Global Pipeline Analysis, Competitive Landscape and Market Forecasts to 2017".

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
•
market niche: reorganization of healthcare services has led to increased pressure to lower costs within the health sector, which in turn increases the demand for the efficiency of the solutions chosen; and

•
the growing demand for orthopedic prosthetics products is also driving the development of innovative medical devices forward. Advancements in biological science and stem cells technology, as well as rapid technological advances in medical science and development of durable and improved materials and implants have led to large number of people requiring physical rehabilitation, thus contributing to the market's growth.

Overall, the market is set to grow significantly as the incidence of amputation increases. The number of amputees living in developing countries is estimated by the World Health Organization to have reached 300 million with up to 95% lacking access to prosthetic devices, thereby creating an increasing consumer base in need for affordable and reliable orthopedic prosthetics products and services that will improve the amputees' long-term health and well-being.

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

On January 15, 2014, we formed our other wholly-owned Scottish subsidiary, HCi Viocare Clinics UK Limited with registration number SC467486 ("Viocare Clinics"), with the intent to create the first state-of-the-art chain of Prosthetic and Orthotic (P&O) and diabetic foot clinics with global reach, while capitalizing on the aforementioned internally developed technologies. Viocare Clinics will establish and/or acquire movement rehabilitation clinics, limb fitting centers and diabetic foot centers, in the UK, Europe and the Middle East, initially. These centers will offer standardized and specialized rehabilitation and consultation services for the physically impaired, as well as for their families, friends, their workplaces and companies that employ or work with them. Some of the sections that will be covered by the centers are:

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

The primary customers are the physically impaired:

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

•
New premises of 5,300 square ft were secured in Spring 2015, to increase the capacity of the clinic, provide an on-site workshop to improve turnaround times and also to house our R&D staff, thereby facilitating the exchange of ideas;

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

The Glasgow clinic has completed its first full year of operations since relocation to a larger state of the art faculty in fiscal 2016.  We are only beginning to establish a presence in the UK market.  The Company anticipates an aggressive marketing program in fiscal 2018 in order to allow for year over year growth into fiscal 2019.  We expect this program to focus on the clinic's high level of service and facility benefits so that we can become more well known in the UK market.

Competition

Hanger (www.hanger.com) dominates the prosthetic and orthotic clinic market in the USA, with over 1,300 clinicians across over 740 clinics. However, in the rest of the world, provision of P&O services is extremely fragmented. Otto Bock, the market leading manufacturer of prosthetic components and vertically integrated to also provide clinical services at their headquarters and through clinics that have been acquired over time, focusing on Northern, Western Europe.  Ossur, the Icelandic company which has roughly 20% of the P&O componentry market, has also expanded into clinic in Northern Europe.

The Company's focus is on areas that are under-served both in terms of capacity and in the quality of service. Competition varies location by location ranging from the very fragmented to the very concentrated.

The Viocare clinics will seek to differentiate through high quality care, staff trained to British and International standards, modern systems and processes and a wide range of products from low- to high end. They will also provide a more holistic suite of services, to include physiotherapy, mental health and lifestyle rehabilitation. Also, our scientific team will lead the technological diversification of the clinics, thereby setting them apart from the competition. We will capitalize on our Scientific Board's vast network of connections to attract customers from neighboring nations and will seek cooperation with global Medical Tourism operators.

C.	Trademarks

National Trademark (Greece)

On March 18, 2015 the Company entered into a Trademark Assignment and Conveyance Agreement ("Trademark Assignment") with its CEO, President and Director, Mr. Sotirios Leontaritis in respect of the national trademark "viocare" No. 223133 registered for protection in classes 10, 12 and 44 in Greece.

The aforementioned trademark was granted to Mr. Leontaritis on October 11, 2013 and is valid for a period of 10 years from the date of grant.  On June 5, 2015, the Trademark Assignment was filed with the Greek Trademarks office for processing.  The assignment of the trademark became effective August 4, 2015. Mr. Leontaritis received no compensation for the Trademark Assignment.

National Trademark (USA)

On April 8, 2016 the Company filed two applications with the US Trademark Office which received the filing nos. 86969716 and 86969718 for the registration of trademark FLEXI SENSE and FLEXISENSE, respectively, in classes 9, 10, 12 and 25. The registration of said trademarks is pending due to the Office Actions filed on July 26, 2016 against the registration of both the above trademarks in class 9.  The Company was in correspondence with the Office Examiner and arguments  were underway. At the end the Company will not use class 9 in the United States.

Further to the above, the Company received an opposition letter from the company "Grupo Flexi de Leon S.A." against the registration of Company's trademarks FLEXI SENSE and FLEXISENSE in class 25 as well as the registration or any use of mark "FLEXI" by the Company. The Company was in correspondence with Grupo Flexi de Leon S.A. for an amicable settlement. At the end the Company will not use class 25 in the United States.

CTM

On May 13, 2014 the Company filed an application with the Office for Harmonization in the Internal Market (OHIM) which received the filing no. 012870754 for the registration of the individual figurative trademark "viocare" for protection in classes 10,12 and 44 within the European Union. The CTM is valid until its expiration/renewal on 13.05.2024.

D.	Regulations for P&O Clinics

The operation of our clinics will be subject to, and must comply with, the respective country's government regulations. Given that we presently only have one operating clinic, located in Glasgow, Scotland, UK, we are currently most interested in the respective applicable regulations in that jurisdiction. As we determine to establish clinics in other jurisdictions we will be required to understand and be compliant with the laws in those respective jurisdictions in which we intend to operate.

Scotland

1.
The Health and Social Work Professions Order 2001, made under section 60 of the Health Act 1999, established the UK Health & Care Professions Council (HCPC) that regulates, among others, prosthetists/orthotists in the UK:

-	according to the interpretation set out in Schedule 3, "relevant professions means arts therapists; chiropodists; clinical scientists; dietitians; medical laboratory technicians; occupational therapists; orthoptists; paramedics; physiotherapists; prosthetists and orthotists; radiographers; and speech and language therapists";

-
according to article 3, par. 1, the Council is responsible for setting out "the standards of education, training, conduct and performance for members of the relevant professions and to ensure the maintenance of those standards";

-	according to article 5, "the Council shall establish and maintain a register of members of the relevant professions";

-	the HCPC sets out for all registrants standards of conduct, performance and ethics, and standards for CPD, as well as standards of proficiency for prosthetists/orthotists specifically

2.	The Health and Care Professions Council (Constitution) Order 2009 which sets out the composition of the Council (as amended by the Health and Care Professions Council (Constitution) Order 2014);

3.
The Regulation of Care (Scotland) Act of 2001 established the Scottish Commission for the Regulation of Care ('the Care Commission'), and set out the care services that it will regulate, i.e. all adult, child and independent healthcare services in Scotland, one of which independent healthcare services is 'independent clinics'. As of April 1, 2011, the work of the Care Commission passed to a new body, the Care Inspectorate. Regulation of independent healthcare, including regulation of independent clinics, has passed to Healthcare Improvement Scotland. Healthcare Improvement Scotland is currently responsible for regulating independent hospitals, voluntary hospices, and private psychiatric hospitals. Regulation of independent clinics, independent medical agencies and independent ambulance services has not yet commenced. The Scottish Government consulted on the future arrangements for regulation of independent healthcare services, including the definition and scope of the services that should be regulated last year and are currently considering the way forward.

1.4  EMPLOYEES

The Company presently has a total of 5 employees and various consultants working in its administrative offices in Greece and its UK Clinic.  Three (3) of our executive officers are compensated under consulting agreements as more fully described below. We also retain financial, legal and management consultants as required to meet our financial reporting and SEC reporting compliance requirements on an annual basis.  Details of certain of these consulting agreements with respect to our officers, directors and key advisors are provided below.

(i)
On September 10, 2013 Mr. Sotirios Leontaritis ("Leontaritis") was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Leontaritis, whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. On April 16, 2014, the Company entered into a Consulting Agreement with Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. Compensation shall be USD$47,920 (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD).

On May 1, 2015, the Company approved a one-year extension of the consulting agreement entered into with Dr. Christos Kapatos. Further on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017.

On December 12, 2017, the Company approved an extension to the contract for a term of six years, being effective as of April 16, 2017, and ending on April 15, 2023, renewable for such further term as may be mutually agreed between the parties. Mr. Kapatos shall receive an annual compensation of EUR50,000 and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President of HCi Viocare. Under the terms of the consulting agreement, the initial term of the contract is six months and Mr. Katsaros will receive compensation of Euros €2,000 per month.

On March 1, 2016, the Company approved a one year extension to the contract. On March 1, 2017, the Company approved a further one-year extension to the consulting agreement, which expires February 28, 2018.

On December 12, 2017 the Company approved a further  three-year extension to the consulting agreement  effective as of January 2, 2018.  The revision to the Agreement  has a term of three years ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500, and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company.

(v)
On December 12, 2017, the Company entered into a consulting agreement with Ms. Paraskevi Pilarinou. Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000.00.

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

We were incorporated on March 26, 2007, and have commenced our proposed business operations after a change in business focus in fiscal 2013. To date we have earned minimal revenues, and gross profit of $225,564 in fiscal 2017,  which has not been sufficient to cover our operational overheads. Our net loss since inception is $34,736,633, While we have existing operations and have commenced revenue generating operations, we do not have revenues sufficient to meet our ongoing overhead and have no significant assets other than fixed assets and cash on hand. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. We have a limited operating history, upon which an evaluation of our future success or failure can be made. Prior to completion of the development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to find profitable markets in which to operate our P&O total rehabilitation clinics and launch commercial products derived from our technologies;
•	our ability to generate revenues; and
•	our ability to manage research, development and costs of operations.

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

While we were incorporated in 2007 we commenced operations in our chosen field of business focus in fiscal 2013.  We have commenced revenue generating operations in our two targeted fields of operation, however, neither revenue stream is presently sufficient to meet our operational overheads. We will require further capital and additional expansion of our areas of business focus in order to achieve profitable operations. While we are operating a successful P&O clinic in Glasgow, Scotland we have not yet demonstrated our ability to successfully franchise our "P&O Clinics concept" or open additional clinics following our flagship location.  In addition, we have not yet successfully commercialized any of our developed technologies.  We are currently working with industry partners towards the presentation of products based on our technologies to the marker. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history demonstrating successful operations across all our areas of business focus.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

While we have entered into agreements with a handful of licensing partners, we have not yet introduced commercial, saleable products into the market, and may never have saleable products.

We have only recently entered into preliminary licensing agreements with commercial partners with a goal of bringing commercial products to market. As yet we have not introduced any commercial products with these partners.  Further, many of our products require additional research and development.  We will also need to develop a market for our products if our commercial partners do not have an established marketing channel. There can be no assurance that we will successfully find commercial partners, market our products or complete our research and development of new products.

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

While we are working on complementary products to expand our product portfolio, currently our sole commitment is for the development of our Flexisense technology. We do not know if we will be able to successfully complete any further acquisitions and/or product development, or whether we will be able to successfully integrate any acquired business, product or technology into our business or retain any key personnel, suppliers or distributors. Our ability to successfully grow through acquisitions depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions and to obtain any necessary financing. If we are unable to integrate any acquired technology, products or business effectively, our business, financial condition and results of operations could be materially adversely affected.

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

We are highly dependent upon the experience and ability of certain key employees in our management and clinical bioengineering teams, including Sotirios Leontaritis, Director, President, Chief Financial Officer and Chief Executive Officer; Nikolaos Kardaras, Director and Secretary, and Dr. Christos Kapatos, Director and CTO, who heads the development of our technology. The loss of the services of any one of those individuals could have an adverse effect on our business, and may significantly delay or prevent the achievement of our product development and other business objectives. Our future success will also depend on our ability to identify, recruit, train and retain additional qualified personnel. There is currently a shortage of skilled clinical, bioengineering and management personnel and intense competition for these personnel. Thus, we may not be successful in retaining our key personnel or their services.

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

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in us.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 700,000,000 shares of common stock, of which 256,133,852 shares are issued and outstanding as of May 15, 2018. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Because we can issue shares of preferred stock which will have certain voting rights, which, if voted collectively, could result in a control of any matters put before the Company's stockholders, the shareholders of our common stock will suffer substantial dilution if issued or converted.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Our quarterly revenue and results of operations may vary significantly from quarter-to-quarter if, and when, we (i) expand our chain of P&O Clinics to increase our revenue in this segment, and (ii) successfully commercialize any one of our technologies so that we are actively receiving both licensing fees and royalties from the ongoing sales of our products. While we are generating revenue at our flagship P&O clinic and we are earning revenue from licensing fees for access to our technology by industry partners, we are still working on expanding our revenue base so that we can cover operations and so that we can make accurate predictions about our annual operating costs and funding requirements. This variability may lead to volatility in our stock price as research analysts and investors respond to these quarterly fluctuations. These fluctuations are due to numerous factors, including: fluctuations in consumer demand for our products; our ability to design and deliver products to our consumers in a timely and cost-effective manner; quality control problems in the manufacturing operations; our ability to timely obtain adequate quantities of the components used in our products; new product introductions and enhancements by us and our competitors; unanticipated increases in costs or expenses; and fluctuations in foreign currency exchange rates. The foregoing factors are difficult to forecast, and these, as well as other factors, could materially and adversely affect our quarterly and annual results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of December 31, 2017, $3,594 (EUR €3,000) is shown as deposit in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,907 (EUR€1,592) plus a fee of 3.6%

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,990 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$53,980 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$53,980 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$40,480 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$53,980 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $26,988 (GBP £20,000) as security deposit which amount is included on the Company's balance sheet in prepaid expenses.

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
-	The Company undertook to terminate the website at http://www.hciviocare.com and assign Company's URL(s) to Plaintiff.

The Company is in the process of completing a name change in the State of Nevada in order to comply with this settlement.

We know of no other material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System ("OTCQB") under the symbol "VICA".  Information provided below represents the two years ended December 31, 2017:

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2017	0.076	0.03
3rd Quarter ended 9/30/2017	0.1599	0.0411
2nd Quarter ended 6/30/2017	0.21	0.10
1st Quarter ended 3/31/2017	0.91	0.08

4th Quarter ended 12/31/2016	1.53	0.40
3rd Quarter ended 9/30/2016	1.10	.832
2nd Quarter ended 6/30/2016	0.85	0.61
1st Quarter ended 3/31/2016	0.86	0.54

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

As of May 14, 2018, we had outstanding 256,133,852 shares of common stock, which were held by 78 record holders of the Company's common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

Repurchase of Equity Securities

On August 30, 2016, the Board of Directors of the Company approved the repurchase from Mrs. Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation. The $14,000 was recorded as accounts payable on the balance sheet as of December 31, 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended December 31, 2017 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On October 5, 2017, the Company entered into a Debt Settlement and Subscription Agreement with Sitimo Ltd. ("Sitimo").  As of August 28, 2017, evidenced by certain notes, loan agreements and assignment agreements the Company was indebted to Sitimo in the cumulative amount of US$86,792.86 (The "Total Debt"), including all principal and accrued interest thereon.   Sitimo accepted 1,000,000 shares of the Company's common stock at a price of US$0.087 per share to settle the Total Debt pursuant to the terms and conditions set forth in the Agreement. The shares are subject to applicable resale restrictions.

On October 9, 2017, the Company appointed Dr. Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014 and entered into an advisory board agreement whereunder he was granted a total of 500,000 shares of the Company's common stock valued at the fair market price on the date of grant of $0.07 per share. The shares are subject to applicable resale restrictions.

On October 12, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 439,583 shares of the Company's common stock at a purchase price of US$0.06 per share for total cash proceeds of US$26,375. The shares are subject to applicable resale restrictions.

On November 17, 2017, the Company entered into a Private Placement Subscription Agreement with an individual. Under the terms of the Agreement the Individual subscribed for a total of 180,000 shares of the Company's common stock at a purchase price of USD0.05 per share for total cash proceeds of US$9,000. The shares are subject to applicable resale restrictions.

On November 30, 2017, the Company entered into a Private Placement Subscription Agreement (the "Agreement") with an individual (the "Individual"). Under the terms of the Agreement the Individual subscribed for a total of 7,887,667 shares of the Company's common stock at a purchase price of US$0.03 per share for total cash proceeds of US$236,630.00. The shares are subject to applicable resale restrictions.

On December 8, 2017, the Company entered into a Private Placement Subscription Agreement (the "Agreement") with an individual (the "Individual"). Under the terms of the Agreement the Individual subscribed for a total of 7,866,667 shares of the Company's common stock at a purchase price of US$0.03 per share for total cash proceeds of US$236,000.00. The shares are subject to applicable resale restrictions.

On December 12, 2017, the Company approved the grant of a stock award of 2,000,000 common shares as compensation for the services provided by Ms. Paraskevi Pilarinou, employee of  HCi Viocare. The shares were valued at $0.05 per share, fair market value on the date of grant. The shares are subject to applicable resale restrictions.

On December 12, 2017, the Company approved the grant of a stock award of 18,500,000 common shares as compensation for the services provided by Dr. Christos Kapatos, director which shares were valued at $0.05 per share, fair market value on the date of grant. The shares are subject to applicable resale restrictions.

On February 14, 2018, the Company entered into two Private Placement Subscription Agreements with two individuals. Under the terms of the Agreements the Individuals subscribed for a total of 148,168 shares of the Company's common stock at a purchase price of US$0.05 per share for total cash proceeds of US$7,408.44. The shares are subject to applicable resale restrictions.

On February 16, 2018, Mr. Georgios Thrapsaniotis, Treasurer and Director, subscribed for a total of 12,000,000 shares of the Company's restricted common stock at US$0.03 per share for total cash proceeds of $360,000.  The shares are subject to applicable resale restrictions.

On February 26, 2018 the Company awarded 5,000,000 shares of the Company's restricted common stock to Mr. Charalampos Sgardelis as consideration for his services as Business Development Manager. The shares were valued at fair market value on the date of issuance or $0.049 per share. The shares are subject to applicable resale restrictions.

On March 27, 2018, the Company entered into an Advisory Agreement pursuant to which the Company issued 500,000 restricted shares of the Company's common stock to the advisor, and agreed to issue a further 250,000 shares of restricted common stock upon the six month anniversary of the date of the agreement.  The issued shares were valued at fair market value on the date of issuance or $0.055 per share for total consideration of $27,500. The shares are subject to applicable resale restrictions.

On May 3, 2018 the Company awarded 100,000 shares of the Company's restricted common stock to Mr. Nikolaos Gemelos as consideration for his services rendered as Consultant. The shares were valued at fair market value on the date of issuance or US$0.067 per share for total consideration of $6,700.

The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, ("Securities Act"), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the securities. The investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans and thus no securities have been issued.

ITEM 6. SELECTED FINANCIAL DATA.

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations for the Year ended December 31, 2017 Compared to the Year ended December 31, 2016

Revenue, Cost of Revenue, and Gross Profit - We generated $355,736 in revenues from operations and $130,172 in cost of goods sold for the year ended December 31, 2017, compared to $687,448 in revenue and $321,713 in costs of goods sold for the year ended December 31, 2016.  The substantive decline in revenues is due primarily to a decline in revenues at our Glasgow P&O Clinic where we had fewer patients for large prosthetic services.  In addition, during fiscal 2016 the Company received its first revenues from technology licensing agreements including technology access agreements to vet and commercialize certain applications of our Flexisense technology.  There was only minimal revenue during fiscal 2017 from our technology division.

Operating Expenses – Operating expenses increased substantially period over period, up from $1,971,308 in 2016 to $3,108,044 in 2017, an increase of approximately 58%. The substantial increase in consulting fees, most of which were settled by the issuance of restricted shares of common stock based on market value as at the issuance date, totaling $1,068,357 in fiscal 2017 as compared to only $542,456 in fiscal 2016 is the largest contributor to our increase to operating expenses.  Professional fees decreased period over period from $610,671 in fiscal 2016 as compared to $284,716 in the current fiscal year, as the Company did not incur fees related to professional investor relations services in the current fiscal year and each of legal and accounting fees were also reduced period over period.  Travel and entertainment expenditures were also reduced year over year from $105,337 in fiscal 2016 as compared to only $59,629 in fiscal 2017.  Research and development were also substantially increased period over period from $340,782 in fiscal 2016 to $1,290,345 in fiscal 2017 as a result of certain additional research and development initiatives acquired for share based compensation of 18,500,000 shares valued at $925,000 on the date of issue.  Office expenses and rent remained relatively constant year over year.

Loss from Operations – The Company recorded an operating loss of $2,882,480 in the current fiscal year ended December 31, 2017 as compared to an operating loss of $1,605,573 in the prior comparative fiscal year end. The increase to our operating loss is a combination of a decrease in revenues period over period, and a substantive increase in consultancy fees in the current fiscal year.

Other expenses - During year ended December 31, 2017 total other expenses, including a loss on settlement of debt of $17,707, interest expenses due to a related party of $6,143 and a loss on foreign exchange of $1,096 totaled $24,946 as compared to only $1,786 in fiscal 2016.  The increase to losses from other expenses is predominantly related to the loss on the settlement of certain debt, with no similar expense in the prior comparative year.

Net Loss - As a result of the substantial increase in operating expenses during the year ended December 31, 2017 and the decrease to gross profit, the Company recorded a net loss of $2,987,426 in the year ended December 31, 2017 compared to a net loss of $1,596,159 in the year ended December 31, 2016.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2017, we had $352,498 cash on hand and liabilities of $1,560,910 including $1,091,634 in accounts payable and accrued expenses (including amounts due to related parties), $341,355 in advances from related parties, $47,921 in notes payable, third parties and an accrual of $80,000 in respect to estimated late filing penalties imposed by the IRS.  Presently we rely on our President and director, as well as private placements from qualified investors, officers and directors, to fund our general operating expenses.   The Company has secured operating loans and advances from the Company's Executive Officers of $168,899 and $511,850 in 2017 and 2016, and has closed private placements in the amount of $1,064,310  and $844,287 during the years ended December 31, 2017 and 2016.  Further we have received loans from third parties of $123,300 to further address operational shortfalls.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during fiscal 2018.

The Company expects it will need to raise a total of $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company continues to seek partners for our various technologies and market ready products in order to commence meaningful revenue flow from our technology division. Our President and CEO, Mr. Sotirios Leontaritis and our recently appointed Treasurer, Mr. Georgios Thrapsaniotis continue to personally fund any short fall in our ongoing operations by way of loans, advances and private placements.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $2,987,426 and $1,596,159 for the years ended December 31, 2017 and 2016, respectively and has a retained deficit of $34,736,633. In addition, the Company had a working capital deficiency of $1,066,108 and a stockholders' deficit of $911,079 at December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company. There are present legal and accounting expenses, reporting requirements to the SEC, and investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when maintaining a public company, may make the economic viability of our Company very doubtful. In addition, the Company has projected it will need to raise up to $5,000,000 to meet its planned business objectives for 2018, including continuation of its ongoing technology licensing and development efforts and there can be no assurance those funds will be available if, and when needed.

In the past we have relied on advances from our president to cover our operating costs, as well as equity private placements from qualified investors. There can be no assurance that the Company will be successful in finding joint venture partners or commercial partners to market and develop its technologies, or that funds for the development of the Company's additional in-house technology development will be available if and when needed, or that funding will be available for marketing our products, if and when required.  We were unable to open our planned clinic in Athens during fiscal 2016 as a result of a shortfall of available funds.  There can be no assurance that the Company will be able to obtain funding as needed in order to meet our objectives on our proposed timeline, or at all.

Off- Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

As a "smaller reporting company", we are not required to provide this information.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Certain of our significant accounting policies are discussed below. Our accounting policies in their entirety are more fully discussed in the Notes to our Financial Statements.  Refer to Note 4 of the Audited Consolidated Financial Statements included herein.
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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.8347EUR, 1USD=0.74108GBP (December 31, 2017), and;
1USD=0.9490EUR, 1USD=0.8127GBP (December 31, 2016);

ii) income and expenses are translated at average exchange rates for twelve months ended December 31, or
1USD=0.8873EUR, 1USD=0.7768GBP (December 31, 2017), and;
1USD=0.9036EUR, 1USD=0.7399GBP (December 31, 2016);

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

HCi Viocare

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
HCi Viocare

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HCi Viocare (the "Company") as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company's auditor since 2015

Farmington, Utah
May 17, 2018

HCi Viocare
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS

Current Assets:
Cash and cash equivalents	$352,498	$2,492
Accounts receivable	27,557	15,212
Other receivable	59,827	39,371
Inventory	4,395	4,524
Prepaid expenses	50,525	43,560
Total Current Assets	494,802	105,159

Property, plant and equipment, net	155,029	214,131

Total Assets	$649,831	$319,290

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$582,781	$511,652
Accounts payable and accrued expenses-related party	508,853	509,299
Income tax payable	80,000	-
Advances from a related party	341,355	383,164
Notes payable, third parties	47,921	-
Total Current Liabilities	1,560,910	1,404,115

Total Liabilities	1,560,910	1,404,115

Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 238,385,684 shares issued and outstanding as of December 31, 2017 and 192,814,844 shares issued and outstanding as of December 31, 2016	23,838	19,281
Additional paid-in capital	33,819,056	30,561,930
Retained Deficit	(34,736,633)	(31,749,207)
Accumulated other comprehensive income (loss)	(17,340)	83,171
Stockholders' equity (deficit)	(911,079)	(1,084,825)
Total Liabilities and Stockholders' Equity (Deficit)	$649,831	$319,290

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2017	2016
Revenues
Sales	$355,736	$687,448
Cost of goods sold	130,172	321,713
Gross Profit	225,564	365,735

Operating Expenses
Depreciation	96,403	67,647
Office rent	98,994	106,530
Office expenses	209,600	197,885
Consultancy Fees	1,068,357	542,456
Professional fees	284,716	610,671
Research and development	1,290,345	340,782
Travel and entertainment	59,629	105,337
Total Operating Expenses	3,108,044	1,971,308

Income (loss) from Operations	(2,882,480)	(1,605,573)

Other Income (Expenses)
Gain (loss) on debt settlement	(17,707)	-
Gain (loss) on foreign currency transactions	(1,096)	2,196
Interest expenses due to related party	(6,143)	(3,982)
Total Other Income (Expenses)	(24,946)	(1,786)

Income (Loss) before Provision for Income Tax	(2,907,426)	(1,607,359)

Provision for Income Tax	(80,000)	11,200

Net Income (Loss)	$(2,987,426)	$(1,596,159)

Basic and fully diluted loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	199,257,032	192,272,521

Comprehensive Income (Loss) :
Net loss	$(2,987,426)	$(1,596,159)
Effect of foreign currency translation	(100,511)	(5,652
Comprehensive Loss	$(3,087,937)	$(1,601,811)

See Notes to Consolidated Financial Statements

HCi Viocare
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained deficit	Total equity
Balances, December 31, 2015	190,743,961	$19,074	$28,767,850	$88,823	$(30,153,048)	$(1,277,301)

Proceeds from issuance of common stock in private placements	1,633,383	163	844,124	-	-	844,287
Shares issuance for stock award	275,000	28	248,722	-	-	248,750
Shares issuance for services provided	862,500	86	715,164	-	-	715,250
Share cancellation	(700,000)	(70)	(13,930)	-	-	(14,000)
Net income (loss)	-	-	-	-	(1,596,159)	(1,596,159)
Foreign currency translation adjustments	-	-	-	(5,652)	-	(5,652)
Balances, December 31, 2016	192,814,844	19,281	30,561,930	83,171	(31,749,207)	(1,084,825)

Proceeds from issuance of common stock in private placements	20,170,840	2,017	1,062,293	-	-	1,064,310
Shares issuance for stock award	22,900,000	2,290	1,430,360	-	-	1,432,650
Shares issuance for services provided	1,500,000	150	154,800	-	-	154,950
Shares issuance for debt settlement	1,000,000	100	104,400	-	-	104,500
Stock option			505,273			505,273
Net income (loss)	-	-	-	-	(2,987,426)	(2,987,426)
Foreign currency translation adjustments	-	-	-	(100,511)	-	(100,511)
Balances, December 31, 2017	238,385,684	$23,838	$33,819,056	$(17,340)	$(34,736,633)	$(911,079)

See Notes to Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016
Operating Activities
Net loss	$(2,987,426)	$(1,596,159)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options vested	505,273	-
Shares issued for stock awards	1,432,650	248,750
Shares issued for services provided	154,950	715,250
Loss on debt settlement	17,707	-
Depreciation	96,403	67,647
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(10,374)	(11,244)
Decrease (Increase) in prepaid expense	(2,486)	25,654
Decrease (Increase) in other receivable	(18,525)	(12,032)
Decrease (Increase) in inventory	540	752
Increase (Decrease) in accounts payable and accrued expenses	40,793	172,528
Increase (Decrease) in accounts payable and accrued expenses, related party	(49,103)	220,659
Increase (Decrease) in corporate taxes	80,000	(10,037)
Increase (Decrease) in liability of unissued shares	-	(249,040)
Net cash used by operating activities	(739,598)	(427,272)

Investing Activities
Additions to Property, plant and equipment	-	(17,016)
Net cash (used) by investing activities	-	(17,016)

Financing Activities
Advances and Loans from related parties	168,899	511,850
Repayments, advances and loans from related party	(266,466)	(905,681)
Proceeds from private placement	1,064,310	844,287
Loan from third party	123,300	-
Net cash provided by financing activities	1,090,043	450,456

Increase (decrease) in cash	350,445	6,168

Cash at beginning of period	2,492	9,579
Effects of exchange rates on cash	(439)	(13,255)
Cash at end of period	$352,498	$2,492

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$8,750
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Share issued to settle loan from third party	$86,793	$-

See Notes to Consolidated Financial Statements

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

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

On September 10, 2013, the controlling shareholder of the Company sold his controlling interest in the shares of the Company and there was a change in the Board of Directors of the Company, effecting a change in control of the Company. The business of the Company remains in the field of medical devices and other opportunities related to their uses. We are currently engaged in the technology development and licensing of bioengineering innovations for the health, sports and wellness sectors, and operate a prosthetic and orthotic (P&O) total rehabilitation clinic in Glasgow, Scotland.

On January 15, 2014, the Company incorporated two wholly-owned subsidiaries in Scotland, U.K., HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited. The Company intends to operate in Scotland under these two subsidiaries, one of which will undertake the development and marketing of technologies and the other which is a P&O clinic, which will serve as the center of reference and training for the Company's further clinics.

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
For the Fiscal Year Ended December 31, 2017

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

Note 2 - GOING CONCERN

The Company incurred net losses of $2,987,426 and $1,596,159 for the years ended December 31, 2017 and 2016, respectively and has a retained deficit of $34,736,633. In addition, the Company had a working capital deficiency of $1,066,108 and a stockholders' deficit of $911,079 at December 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company has relied heavily for its financing needs up until the close of fiscal 2017 on its Chief Executive Officer and President as more fully disclosed in Note 10.

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Our Chief Executive Officer owns beneficially and, in the aggregate, the majority of the voting power of the Company. Accordingly, the Chief Executive Officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets. Subsequent to the fiscal year ended December 31, 2017, our Chief Executive Officer sold his controlling share position to a third party. Note 16 – Subsequent events.

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of HCi Viocare and its wholly-owned subsidiaries, HCi Viocare Technologies Limited, HCi Viocare Clinics UK Limited and HCi Viocare Clinics (Hellas) S.A. On August 2, 2017 the Company commenced the dissolution and liquidation of  HCi Viocare Clinics (Hellas) S.A. All significant intercompany balances and transactions have been eliminated.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet or 1USD=0.8347EUR, 1USD=0.74108GBP (December 31, 2017), and;
1USD=0.9490EUR, 1USD=0.8127GBP (December 31, 2016);

ii) income and expenses are translated at average exchange rates for twelve months ended December 31, or
1USD=0.8873EUR, 1USD=0.7768GBP (December 31, 2017), and;
1USD=0.9036EUR, 1USD=0.7399GBP (December 31, 2016);

iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and persuasive evidence of an arrangement exists. This generally occurs for revenue recorded in our P&O Clinics division when prosthetic products are fitted to customers, both title and the risks and rewards of ownership are transferred or services have been rendered and accepted, the selling price is fixed or determinable, and collectibility is reasonably assured.  Revenue is recognized upon issuance of an invoice and completion of each concluded stage of work performed on a prosthetic product.  The Company recognizes revenue from its technology licensing fees and/or product development fees upon conclusion of services provided under contract.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the year ended December 31, 2017 and 2016, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $1,290,345 and $340,782 for the year ended December 31, 2017 and 2016, respectively.

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
For the Fiscal Year Ended December 31, 2017

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

Income tax years for 2014 through 2016 have been remitted timely, and remain open to examination by the taxing authorities. The Company has been assessed late filing penalties of $10,000 per year, as well as accrued interest thereon, for each of the late filed returns for the periods from inception to December 31, 2013. Prior to a change in control at the close of fiscal 2013, prior management had not timely filed their annual tax returns.  We have estimated and accrued penalties of $80,000 as taxes payable in our financial statements. The Company has retained a tax professional to assist in reaching a settlement with the IRS.

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended December 31, 2017 and December 31, 2016, respectively, however, since the Company reflected a net loss in the year ended December 31, 2017 and 2016, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	December 31, 2017	December 31, 2016
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	28,000,000	-
Total	28,500,000	500,000

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
For the Fiscal Year Ended December 31, 2017

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

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2017	December 31, 2016
Office lease, including security deposits	$39,582	$35,977
Travel advances and other expenses	10,943	7,583
Total prepaid expense	$50,525	$43,560

 Note 6 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cost
Leasehold improvements	$203,990	$184,427
Furniture and fixture	32,781	29,524
Computers and equipment	33,144	29,694
Vehicle	59,902	52,686
Machine and plant	9,206	8,396
Lab equipment	34,123	31,117
	373,146	335,844
Less: accumulated depreciation and impairment	(218,117)	(121,713)
	$155,029	$214,131

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $96,403 and $67,647 for the year ended December 31, 2017 and 2016, respectively.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

 Note 7 - OFFICE LEASE (continued)

Office in Greece (continued)

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of December 31, 2017, $3,594 (EUR €3,000) is shown as deposits in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,907 (EUR€1,592) plus a fee of 3.6%

Clinic in Greece

On December 29, 2014, the Company leased office space at Peania Region of Attica in Greece on a ten-year lease, commencing on January 1, 2015 and ending on October 5, 2024. The monthly rental fee is $6,996 (EUR €6,233) plus applicable taxes and the monthly operating cost estimate is $1,120 (EUR €997).

Under the term of the lease agreement, the Company paid a total of $13,991 (EUR €12,465) as deposits in the prepaid account.

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016

Amount owed for rent	$-	$472
Amount owed for maintenance charges	16,238	14,282
Amount owed for utility charges	16,807	14,783
	33,045	29,537

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

 Note 7 - OFFICE LEASE (continued)

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,990 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$53,980 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$53,980 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$40,480 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$53,980 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $26,988 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

Location	December 31, 2017	December 31, 2016
Greece	$3,594	$3,161
UK	35,988	32,816
	$39,582	$35,977

As of December 31, 2017, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2018	22,884	42,440
2019	22,884	51,376
2020	3,814	8,935
	$49,582	$102,751

Note 8 -   LOANS AND DEBT SETTLEMENT

Loan #1

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$47,921) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at December 31, 2017 a total of $50,276 remained due and payable in respect of this loan. Interest expenses of $2,215 were accrued in the year ended December 31, 2017. The loan was not repaid in January 2018 and is currently in default.

Loan #2

On January 23, 2017, HCi Viocare Clinics UK Ltd., the Company's subsidiary, entered into a loan agreement with a third party to borrow EUR58,000 (US$63,393) with an annual interest rate of 10%, payable within one year from the date of the agreement.  On August 28, 2017, the note holder assigned EUR61,369 (USD$74,019) including the principal amount of EUR58,000 and all accrued interest thereon to a third party. During the period ended August 28, 2017, accrued interest totaled $3,618 (EUR3,368)

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 8 -   LOANS AND DEBT SETTLEMENT (continued)

Loan #3

On April 12, 2017, the Company entered into a loan agreement with a third party to borrow US$7,500 with an annual interest rate of 10%, payable within one year from the date of the agreement. On August 28, 2017, the note holder assigned $7,773 including the principal amount of $5,000 and accrued interest thereon of $273 to a third party. During the period ended August 28, 2017, accrued interest totaled $273.

Loan #4

On August 14, 2017, the Company entered into a loan agreement with a third party to borrow US$5,000 with an annual interest rate of 1.5%, payable within one year from the date of the agreement. On August 28, 2017, the note holder assigned the principal balance of $5,000 to a third party. Interest thereon was negligible at the assignment date and was waived.

Loans settled by issuance of shares

On August 28, 2017, a third party was assigned Loan 2, Loan 3 and Loan 4 as discussed above in the cumulative amount of $86,793 and the Company settled such amount by the issuance of 1,000,000 shares of the Company's restricted common stock at US$0.087 per share, based on a discount to market price at the time the debt was settled. The Company recorded $17,707 as a loss on debt settlement due to the difference between the market price on the date of transactions and the value of the debt which was settled at a discount.

Note 9 -   COMMITMENTS

(1)	Consulting Agreement with Dr. Christos Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Christos Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties.In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive one million four hundred thousand (1,400,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), three million five hundred thousand (3,500,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD). Details of compensation under the terms of the consulting agreement are included in Note 10(ii).

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 9 -   COMMITMENTS (continued)

(2)	Consulting Agreement with JAMB

Effective July 10, 2017, the Company entered into a business consulting agreement  (the "Consulting Agreement") with JAMB Group LLC. ("Consultant") for services to commence July 15, 2017 and to continue for a period of twelve (12) months thereafter. Under the terms of the Agreement, the Consultant shall provide consulting services to the Company for the development and expansion of its business, including the introduction to specific Targets for the purposes of financing transactions or other business relationship. The Consultant is entitled to compensation for the provision of services in the form of 500,000 shares of the common stock which were issued upon execution of the Consulting Agreement, as well as certain other fees and consideration.

500,000 shares have been valued at $79,950, the fair market value of $0.1599 per share, on issue date, which amount has been expensed as consulting expenses.

(3)	Consulting Agreement with Mr. Stefanos Batzakis

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

500,000 shares have been valued at $40,000, the fair market value of $0.08 per share on issue date, which amount has been expensed as consulting expenses.

(4)	Consulting Agreement with Dr. Ioannis Doupis

On October 9, 2017, the Company appointed Dr. Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014 and Concurrently entered into an advisory board agreement. Compensation shall be the grant of a total of 500,000 shares of the Company's common stock valued at the fair market price on the date of grant of $0.07 per share. The advisory board appointment is for a term of one year.

500,000 shares have been valued at $35,000, the fair market value of $0.07 per share on issue date, which amount has been expensed as consulting expenses.

(5)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with an Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 and was issued 2,000,000 shares of the Company's common stock. The 2,000,000 shares were issued as compensation as of the date of the agreement and were valued at $0.05 per share or $100,000, the fair market value on the date of issuance.

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the year ended December 31, 2017 and 2016:

(a)	Services provided from related parties:

	Year Ended December 31,
	2017	2016
Consulting fees from CEO and President (i)	$120,000	$60,000
Consulting fees from a Director (ii)	45,080	44,266
Professional fees from Director (iii)	13,524	13,280
Consulting fees for VP (iv)	27,048	26,560
Consulting fees for COO (v)	-	36,529
Stock options granted to CEO and President (i)	490,172	-
Stock options granted to Director (ii)	15,100	-
Stock-based compensation to Director (ii)	925,000	-
Stock award granted to Director (iii)	172,000	-
Stock-based compensation (VP) (iv)	187,200	169,000
	$1,995,124	$349,635

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 10 -   RELATED PARTY TRANSACTIONS (cont'd)

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years. The Company recognized stock-based compensation expense allocated to consulting fees of $490,172 during the year ended December 31, 2017. The unrecognized amount of $1,960,696 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total minimum payments of $360,000.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. On April 16, 2014, the Company entered into a consulting contract with Dr. Kapatos where under his compensation shall be USD$47,920 (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. On May 1, 2015, the Company approved a one-year extension of the consulting agreement, and on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. During fiscal 2017 and fiscal 2016 Dr. Kapatos invoiced the Company Euros €40,000 for services rendered in each fiscal year respectively.

On December 12, 2017, the Company approved the issuance of 18,500,000 common shares to Dr. Christos Kapatos, CTO and Director of the Company, as consideration for the transfer of certain complementary technological developments and work in progress, in the form of a stock award which vested as of the date of grant.  The 18,500,000 shares have been valued at $925,000, or $0.05 per share, the fair market value on grant date, which amount has been expensed as research and development expenses. Concurrently, the Company approved a six-year extension to the consulting agreement with  Dr. Kapatos. The revision to the Agreement ("Addendum No. 3") has a term of six years, being effective as of April 16, 2017, and ending on April 15, 2023, renewable for such further term as may be mutually agreed between the parties. As per Addendum No. 3 Mr. Kapatos shall receive annual compensation of EUR50,000 (US$59,857) and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Dr Kapatos shall also be entitled to acquire at his discretion 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years.

The Company recognized stock-based compensation expense allocated to consulting fees of $15,100 during the year ended December 31, 2017. The unrecognized amount of $1,075,500 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Dr. Kapatos is entitled to total minimum payments of EUR$300,000 (US$359,143).

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016 Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director.

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value of $0.172 per share on issue date, which amount has been expensed as stock based compensation.

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(a) Services provided from related parties:(cont'd)

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,396(€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement and the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of $169,000 in respect of 200,000 vested shares was recorded as stock based compensation. On March 1, 2017, the final instalment of 100,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock-based compensation in 2017.

On March 17, 2017, the Company approved the issuance of a further 1,000,000 common shares for the services provided by Mr. Katsaros, in the form of a stock award which vested as of the date of grant. 1,000,000 shares have been valued at $170,000, the fair market value of $0.17 per share on grant date, which amount has been expensed as stock-based compensation.

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,190), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 10,000,000 shares of the common stock at a price of $US0.05 for a term of five years commencing January 2, 2018. Over the remaining term of his contract which expires in fiscal 2021, Mr. Katsaros is entitled to total minimum payments of EUR$126,000 (US$150,840).

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

On October 15, 2015, the Company's COO, Heleen Kist and the Company's wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 64,800) per year.

On August 30, 2016, the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

(b)	Accounts payable and accrued liabilities from related parties:

	Year Ended December 31,
	2017	2016
CEO and President (i)	$413,010	$466,098
Director (ii)	95,843	42,149
Director (iii)	-	1,052
	$508,853	$509,299

(c)	Advances from related parties:

	Year Ended December 31,
	2017	2016
CEO and President (i)	$287,073	$316,077
Director (ii)	54,282	67,087
	$341,355	$383,164

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 11 -   OTHER EVENTS

Effective July 19, 2017, HCi Viocare Clinics UK Limited and Tharawat Holdings Company ("Tharawat"), a company incorporated under the laws of Saudi Arabia, entered into a Joint Venture agreement for the formation of a company in the Kingdom of Saudi Arabia, with the purpose of setting up a network of Prosthetics and Orthotics centers throughout the Middle East. The agreement foresees the establishment of Prosthetics and Orthotics centers throughout the agreed territory, with a total annual capacity of 10,000 amputees and 30,000 orthotic clients, as per International Society for Prosthetics and Orthotics ("ISPO") standards.

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

On November 11, 2017 the Company received notice from Tharawat Holdings) that the parties, despite good faith negotiations, had not achieved consensus on the terms of the detailed business plan or the management services agreement within 90 days, as expected, in the original July 19, 2017 agreement.  Both parties concurred that the additional negotiations to close the terms as contemplated require an undefined and extended length of time. Effective January 25, 2018, Tharawat Holdings informed the Company the formation of the JV that was originally contemplated is no longer a strategic priority of Tharawat Holdings and have terminated the Joint Venture Agreement.

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 14 below)

Share issuances during the year ended December 31, 2017

During the year ended December 31, 2017, the Company issued 24,400,000 shares to employees, board members and consultants valued at $1,587,600, for services rendered.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTCMarkets on the respective dates of issuance.

During the year ended December 31, 2017, 1,000,000 shares of common stock valued at $104,500 were issued in respect to a debt settlement agreement dated August 28, 2017. (ref: Note 8 – Loan)

During the year ended December 31, 2017, 20,170,840 shares of common stock were issued in respect to various private placements for total cash proceeds of $1,064,310.

Share issuances during the year ended December 31, 2016

 During the year ended December 31, 2016, the Company issued 1,137,500 shares to employees, board members and consultants for services rendered. The Company valued these issuances based on the closing price of the Company's stock reflected on the OTCMarkets on the respective dates of issuance.

During the year ended December 31, 2016, the Board of Directors of the Company approved the repurchase from Mrs. Heleen Kist of a total of seven hundred thousand (700,000) shares of the Company at a purchase price of US$0.02 per share for total of fourteen thousand (US$14,000) USD for return to treasury and cancellation.

During the year ended December 31, 2016, 1,633,383 shares of common stock were issued in respect to various private placements for total cash proceeds of $844,287.

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 12 -   CAPITAL STOCK

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

On December 12, 2017, Dr. Christos Kapatos, director, was issued a stock option as part of an extension to his employment contract whereunder, at his discretion, he may to acquire 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years.

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

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 13 - STOCK OPTIONS (continued)

Stock compensation expense for stock options is recognized over the vesting period of the award.

The Company recognized stock-based compensation expense allocated to consulting fees of $505,273 during the year ended December 31, 2017. The unrecognized amount of $3,036,196 will be expensed in future periods.

The following table summarizes information concerning stock options outstanding as of December 31, 2017, and December 31, 2016:

Series A Preferred Stock:

	December 31, 2017		December 31, 2016
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 1.32 years.

Common stock:

	December 31, 2017		December 31, 2016
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	28,000,000	0.076	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	28,000,000	0.076	-	-

The aforementioned options have an average remaining life of 5.74 years.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants:

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 13 - STOCK OPTIONS (continued)

Series A Preferred Stock:

Options Granted September 30, 2014
Fair value of options granted	1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00

Common stock:

Options Granted on January 1, 2017
Fair value of options granted	0.05 ~ 0.925
Assumptions used:
Expected life (years) (a)	5 ~ 6
Risk free interest rate (b)	1.93% ~ 2.25%
Volatility (c)	175.40% ~ 254.86%
Dividend yield (d)	0.00

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

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 14– PROVISION FOR INCOME TAXES: (continued)

The Company has experienced losses since inception. As a result, it has incurred no U.S. Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at December 31, 2017 was $2,888,000 in the U.S., $1,343,400 in Greece and $307,080 in the U.K and at December 31, 2016 was $4,619,000 in the U.S., $1,244,000 in Greece and $306,000 in the U.K.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. While the Company has revenue we have no foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21% during fiscal 2017. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.
The provision for income taxes in US consists of the following:

	Twelve months ended December 31,
	2017	2016
Current operations	$474,600	$384,400
Timing differences, Stock based compensation	(439,500)	(84,575)
Less, Change in valuation allowance	(35,100)	(263,825)
Net refundable amount	$-	$-

 The provision for income taxes in Greece consists of the following:

	Twelve months ended December 31,
	2017	2016
Current operations	$99,400	$128,670
Less, Change in valuation allowance	(99,400)	(128,670)
Net refundable amount	$-	$-

 The provision for income taxes in UK consists of the following:

	Twelve months ended December 31,
	2017	2016
Current operations	$60,900	$27,780
Research and development	(59,820)	(57,180)
Less, Change in valuation allowance	(1,080)	29,400
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in the U.S., in Greece and in the U.K. for significant items comprising our net deferred tax amounts reported in US Dollars as of December 31, 2017, and December 31, 2016 are as follows:

	December 31, 2017			December 31, 2016
	US Expected rate 21%	Greece Expected rate 29%	UK Expected rate 20%	US Expected rate 34%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	4,654,100	1,343,400	307,080	4,619,000	1,244,000	306,000
Change in effective tax rates	(1,766,100)	-	-	-	-	-
Less, Valuation allowance	2,888,000)	(1,343,400)	(307,080)	(4,619,000)	(1,244,000)	(306,000)
Net deferred tax asset	-		-	-	-

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 14– PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at December 31, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of a re-assessment of certain late tax filings completed for the fiscal years ended 2007 through 2012 the IRS has assess late filing penalties of approximately $80,000, which we have recognized during the period presented and accrued in our balance sheets at December 31, 2017. The Company had no accruals for interest and penalties at December 31, 2016. The Company is aggressively negotiating with the IRS to have a portion or all of these penalties waived in a future period. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

Twelve months ended December 31, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$348,193	$7, 543	$-	$355,736
Depreciation & amortization	$10,091	$49,159	$37,153	$96,403
Net (Loss) from operations	$(34,236)	$(270,247)	$(2,602,943)	$(2,907,426)
Interest expenses	$(3,654)	$-	$(2,489)	$(6,143)
Income tax expenses	-	-	(80,000)	(80,000)
Assets	$70,267	$142,846	$336,718	$649,831
Expenditure on long-lived assets	$-	$-	$-	$-

Twelve months ended December 31, 2016:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$575,001	$112,447	$-	$687,448
Depreciation & amortization	6,061	35,730	25,856	67,647
Loss from operations	(23,735)	(115,151)	$(1,466,686)	$(1,605,572)
Interest expenses	-	-	$(3,982)	$(3,982)
Income tax expense	11,200	-	$-	$11,200
Assets	45,034	173,927	$100,329	$319,290
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 16 - SUBSEQUENT EVENTS

(1)	Private Placement

On February 14, 2018, the Company entered into two Private Placement Subscription Agreements with two individual subscribers. Under the terms of the Agreements the Individuals subscribed for a total of 148,168 shares of the Company's common stock at a purchase price of US$0.05 per share for total cash proceeds of US$7,408.44. The shares are subject to applicable resale restrictions.

(2)	Agreements with Georgios and Stella Thrapsaniotis

Term Sheet:

On February 15, 2018, the Company entered into a Term Sheet with Mr. Georgios Thrapsaniotis and Mrs. Stella Thrapsanioti, his spouse ("Stella"), pursuant to which Mr. and Mrs. Thrapsaniotis will purchase certain securities of the Company at a fixed price of US$0.03 per share.  Upon execution of the Term Sheet, one or multiple Private Placement Subscription Agreements are agreed to be entered into during  the immediately following 10 days for total proceeds of USD $360,000 in respect of the issuance of a total of  12,000,000 shares of the restricted common stock of the Company.  As at the date of the Term Sheet, Mr. and Mrs. Thrapsaniotis collectively owned 18,049,898 restricted shares of the Company's common stock.

The Term Sheet also provides that Mr. Thrapsaniotis, or his designee, shall be entitled to hold the position of Treasurer of the Company, provided that Mr. and Mrs. Thrapsaniotis hold in excess of 5% of the Company's issued and outstanding common stock collectively, until the conclusion of a full profitable year irrespective of the number of shareholdings held individually or collectively by them at the relevant time. Furthermore, it is agreed by and between the shareholders of the Company who hold as of the date of the Term Sheet in excess of 5% of the Company's common stock, and concurrently hold a position on the Company's Board, or act in the capacity of any officer of the Company or its subsidiaries, that he/she shall not be entitled to receive any repayment against pre-existing debt owed by the Company, as it is recorded in the Company's financial records, except as otherwise agreed in writing.
.

Effective February 15, 2018, Mr. Sotirios Leontaritis resigned from his position as the Treasurer of the Company. Concurrently, the Board of Directors appointed Mr. Georgios Thrapsaniotis ("Thrapsaniotis") as a member of the Board of Directors of the Company. Mr. Thrapsaniotis was also appointed Treasurer in accordance with the provisions of a Term Sheet more fully described above.

On February 16, 2018, Mr. Georgios Thrapsaniotis subscribed for a total of 12,000,000 shares of the Company's restricted common stock at US$0.03 per share for total cash proceeds of $360,000.  Concurrently, Mr. Thrapsaniotis and his spouse, Stella Thrapsaniotis became affiliates of the Company, holding jointly a total of 30,049,898 shares of the Company's common stock or 11.99% percent of the total issued and outstanding share capital.

(3)	Consulting Agreement

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of Two Thousand Euros (2,000 €) per month.

On February 26, 2018 the Company approved a three (3) year extension to the Agreement (the "Addendum") between the Company and Sgardelis.  Under the terms and conditions of the Addendum, Sgardelis is entitled to receive compensation of Three Thousand Euros (3,000 €) per month, and shall be awarded five million (5,000,000) common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $0.049 per share for total consideration of $245,000.

HCi Viocare
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2017

Note 16 - SUBSEQUENT EVENTS (Continued)

(4)	Advisory Agreement

On March 27, 2018, the Company entered into a one-year advisory agreement (the "Agreement") with an Mr. Ravi Vaidyanathan (the "Advisor"). Under the terms and conditions of the Agreement, the Advisor is appointed to the Company's Scientific Advisory Board  and is entitled to remuneration for the provision of services in the form of 500,000 shares of the common stock to be issued upon signing of the Agreement. Further, the Advisor shall be granted additional 250,000 shares of the common stock to be issued after a time-period of six (6) months from the signing of the Agreement.  The Advisor shall serve on the Scientific Advisory Board in the position of Biomechatronics and Human Augmentation Advisor. The Company or the Advisor may terminate the agreement upon 30 days written notice.  The issued shares were valued at fair market value on the date of issuance or $0.055 per share for total consideration of $27,500.

(5)	Change in Control

On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 122,710,562 of his restricted common shares to Maschari. Mr. Leontaritis received in exchange a Promissory Note dated March 30, 2018, to reflect the terms of the Agreement, in the principal amount of US$7,362,633 or US$0.06 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis.  Further, under the terms of the Agreement, the common shares are to be registered in the name of Maschari, however, until such time as the Promissory Note is paid in full, or the parties agree by written addendum thereto to the release of shares on a pro-rata basis in such amounts as may equal installment payments received, the shares shall remain encumbered. Further, in the event of any reverse split, forward split, cancellation or class conversion, as may occur in the normal course, which impacts the Company's common shares, it is agreed by the parties that such replacement shares, regardless of class and number, will continue to remain in escrow and may not be sold until paid in full and/or the parties have agreed to their release on a pro-rata basis for consideration received.

The shares sold by Mr. Leontaritis represent approximately 49.1% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 20,000,000 shares of the Company's common stock representing approximately 8% of the issued and outstanding shares.

 (6)  On May 3, 2018 the Company awarded 100,000 shares of the Company's restricted common stock to Mr. Nikolaos Gemelos as consideration for his services rendered as Consultant. The shares were valued at fair market value on the date of issuance or US$0.067 per share for total consideration of $6,700.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

Management's Remediation Initiatives

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2017, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size. Management also believes that these weaknesses did not have an effect on our financial results.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Sotirios Leontaritis	Chief Executive Officer, Chief Financial Officer, President, and Director (1)	57	September 10, 2013
Georgios Thrapsaniotis	Treasurer and Director	73	February 15, 2018
Nikolaos Kardaras	Secretary and Director	67	September 10, 2013
Christos Kapatos	Director, Chief Technical Officer	40	September 30, 2013
Yiannis Levantis	Director	42	July 18, 2015
Sergios Katsaros	Vice President	42	September 1, 2015
(1)	Mr. Leontaritis served as our Treasurer until February 15, 2018.

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

Our Board of Directors believes that the Board and our executive officer possesses a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole director and officer includes the individual's experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

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

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Georgios Thrapsaniotis, Treasurer and Director

Georgios Thrapsaniotis is an experienced civil engineer and holds a degree from the University of Thessaloniki, School of Civil Engineering. He currently works as an independent contractor in the field of construction in both the private and public sectors, focused on technical design and construction of national and international projects, such as construction of Perama Town Hall and contributes to water supply and sanitation system projects in the municipalities of Aspropyrgos, Megara and Fyli. He has been self-employed in excess of 40 years. The Company believes that Thrapsaniotis will be a valuable asset in implementing the Company's current business plan. Thrapsaniotis is not an officer or director of any other reporting issuers.

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

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since we have only one independent member on the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the following directors, officers and/or  person beneficially owning greater than 10% of the Company's equity securities failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years:

 -Sotirios Leontaritis failed to timely file his Form 4 in connection with the grant of stock options previously disclosed in quarterly financial filings;
- Nikolaos Kardaras failed to timely file his Form 4 in connection with the grant of a stock award previously disclosed in quarterly financial filings;
- Sergios Katsaros failed to timely file two Form 4's in connection with the grant of stock awards previously disclosed in quarterly financial filings;
-Christos Kapatos failed to timely file his Form 4 in connection with the grant of a stock award previously disclosed in quarterly financial filings;

Each of the aforementioned individuals timely filed a Form 5 in order to report transactions which had not yet been filed on Form 4 as at the fiscal year ended December 31, 2017.

The number of Forms 3, 4 and 5 and the number of transactions that were not filed timely are as follows: Sergios Katsaros (2 forms, 2 transactions), Sotirios Leontaritis (1 form, 1 transaction), Nikolaos Kardaras (1 form, 1 transaction), and Christos Kapatos (1 form, 1 transaction). We note in a review of the filings with the Securities and Exchange Commission that Mr. Jinzhao Wu has not filed a Form 4 or Form 5 reporting the disposition of his shares of the Company during fiscal 2013.

 ITEM 11. EXECUTIVE COMPENSATION.
The particulars of the compensation paid to the following persons:
(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016,who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sotirios Leontaritis(1) Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	2017	120,000	Nil	Nil	490,172	Nil	Nil	Nil	610,172
	2016	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
Christos Kapatos (4) Chief Technical Officer	2017	45,080	Nil	925,000	15,100	Nil	Nil	Nil	985,180
	2016	44,266	Nil	Nil	Nil	Nil	Nil	Nil	44,266
Sergios Katsaros(2) Vice President	2017	27,048	Nil	187,200	Nil	Nil	Nil	Nil	214,248
	2016	26,560	Nil	169,000	Nil	Nil	Nil	Nil	195,560

(1) Mr. Sotirios Leontaritis was appointed as Chief Executive Officer, President, Treasurer, and Director on September 9, 2013 and Chief Financial Officer on June 9, 2014.  He resigned as Treasurer on February 15, 2018.  During fiscal 2017 and 2016 Mr. Leontaritis accrued total compensation of $60,000 in fiscal 2016 and $120,000 in fiscal 2017, for total accruals of $180,000, all of which remained unpaid at December 31, 2017.  Further during fiscal 2017 Mr. Leontaritis was granted an option to purchase shares of common stock at $0.30 per share for a term of five (5) years. The Company recognized stock-based compensation expense allocated to consulting fees of $490,172 during the year ended December 31, 2017. The unrecognized amount of $1,960,696 will be expensed in future periods.

 (2)Sergios Katsaros was appointed Vice President on September 1, 2015. During fiscal 2016 a total of 200,000 stock awards granted on his original appointment date fully vested and were valued at the market price on the date of the award totaling $169,000. During fiscal 2017, a further 1,100,000 stock awards vested and were valued at the market price on the date of the respective award for additional compensation of $187,200.
(3) Ms. Kist was appointed Chief Operating Officer on November 7, 2014.
(4) Dr. Christos Kapatos was appointed to the Company's Board of Directors on September 30, 2013 and agreed to act as the Company's Chief Technical Officer on April 16, 2014. During fiscal 2017 and 2016 Mr. Kapatos accrued his total compensation of $45,080 and $44,266 respectively, which amounts were unpaid as at December 31, 2017.  Further, on December 12, 2017, Dr. Christos Kapatos, was issued a stock option as part of an extention to his employment contract whereunder, at his discretion, he may to acquire 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years. The Company recognized stock-based compensation expense allocated to consulting fees of $15,100 during the year ended December 31, 2017. The unrecognized amount of $1,075,500 will be expensed in future periods. In addition, during fiscal 2017, he received a stock award of 18,500,000 shares valued at market price of $0.05 on the date of issue for total additional compensation of $925,000.

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

On December 12, 2017, Dr. Christos Kapatos, director, was issued a stock option as part of an extention to his employment contract whereunder, at his discretion, he may to acquire 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years.

The following table summarizes information concerning stock options outstanding as of December 31, 2017, and December 31, 2016:

Series A Preferred Stock:

	December 31, 2017		December 31, 2016
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 1.32 years.

Common stock:

	December 31, 2017		December 31, 2016
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	-	-	-	-
Granted	28,000,000	0.076	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	28,000,000	0.076	-	-

The aforementioned options have an average remaining life of 5.74 years.

Employment Agreements, Officers and Directors

Refer to Section 1.4 Employees above.

Compensation of Directors

During the most recent fiscal years ended 2017 and 2016, only Mr. Nikolaos Kardaras has received compensation for his services as a director of the Company.  Mr. Kardaras received $13,524 and $13,280, respectively, in the fiscal years ended December 31, 2017 and 2016.   In addition, during fiscal 2016 Mr. Kardaras was issued a fully vested stock award of 1,000,000 shares of the Company's common stock for prior services provided, valued at $172,000, which was the market price of $0.172 on the date of issue.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company's behalf.

Compensation Committee

We do not currently have a compensation committee. The Chief Executive Officer's executive compensation has been approved by our Board of Directors. All of our other compensation contracts have been negotiated by our Chief Executive Officer and approved by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 256,033,852 shares of common stock issued and outstanding as of April 12, 2018, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Georgios Thrapsaniotis	30,049,898 shares (12,500,000 shares held direct and $16,949,898 held by his spouse, Stella Thrapsanioti)	11.73%
Common Stock	Maschari Ltd.	123,595,377 shares held directly(4)	48.27%
Common Stock	Sotirios Leontaritis	23,000,000 shares held directly (3)	8.88%
Common Stock	Christos Kapatos	57,600,000 shares held directly(2)	20.48%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 12, 2018 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 256,033,852 shares of common stock issued and outstanding as of April 12, 2018.
(2) Both the amount of ownership and the percentage of class calculation includes (a) 5,000 stock options entitling Mr. Kapatos the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from April 16, 2014. The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders. (b) 25,000,000 stock options available for exercise at a price of $US0.05 for a term of six years from December 12, 2017.
(3)Both the amount of ownership and the percentage of class calculation includes a total of 3,000,000 common shares which Mr. Leontaritis is entitled to acquire at his discretion effective January 1, 2017 at a price of $0.30 per share for a term of five (5) years.
(4) On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 122,710,562 of his restricted common shares to Maschari. Mr. Leontaritis received in exchange a Promissory Note dated March 30, 2018, to reflect the terms of the Agreement, in the principal amount of US$7,362,633 or US$0.06 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis. The beneficial owner of Maschari is Constantinos Zertalis.

Security Ownership of Management

The following table shows, as of April 12, 2018, the shares of the Company's common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Sotirios Leontaritis, CEO and President	23,000,000 shares held directly (3)	8.88%
Common Stock	Christos Kapatos, Director and CTO	57,600,000 shares held directly(2)	20.48%
Common Stock	Nikolaos Kardaras, Director and Secretary	1,700,000 shares held directly	0.07%
Common Stock	Georgios Thrapsaniotis	30,049,898 shares (12,500,000 shares held direct and $16,949,898 held by his spouse, Stella Thrapsanioti)	11.73%
Common Stock	Sergios Katsaros, Vice President	11,300,000 shares held directly(4)	4.24%
	All Officers and Directors as a Group	123,649,898	45.40%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of April 12, 2018 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 256,033,852 shares of common stock outstanding as of April 12, 2018.

(2) Both the amount of ownership and the percentage of class calculation includes (a) 5,000 stock options entitling Mr. Kapatos the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from April 16, 2014. The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders. (b) 25,000,000 stock options available for exercise at a price of $US0.05 for a term of six years from December 12, 2017.
 (3)Both the amount of ownership and the percentage of class calculation includes a total of 3,000,000 common shares which Mr. Leontaritis is entitled to acquire at his discretion effective January 1, 2017 at a price of $0.30 per share for a term of five (5) years.

(4)Both the amount of ownership and the percentage of class calculation includes a total of 10,000,000 shares of common stock which Mr. Katsaros is entitled to acquire at his discretion effective January 2, 2018 at a price of $US0.05 for a term of five years.

Changes in Control

On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 122,710,562 of his restricted common shares to Maschari. Mr. Leontaritis received in exchange a Promissory Note dated March 30, 2018, to reflect the terms of the Agreement, in the principal amount of US$7,362,633 or US$0.06 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis.  Further, under the terms of the Agreement, the common shares are to be registered in the name of Maschari, however, until such time as the Promissory Note is paid in full, or the parties agree by written addendum thereto to the release of shares on a pro-rata basis in such amounts as may equal installment payments received, the shares shall remain encumbered. Further, in the event of any reverse split, forward split, cancellation or class conversion, as may occur in the normal course, which impacts the Company's common shares, it is agreed by the parties that such replacement shares, regardless of class and number, will continue to remain in escrow and may not be sold until paid in full and/or the parties have agreed to their release on a pro-rata basis for consideration received.

The shares sold by Mr. Leontaritis represent approximately 49.1% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 20,000,000 shares of the Company's common stock representing approximately 8% of the issued and outstanding shares.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following tables provide details of the Company's related party transactions during the years ended December 31, 2017 and 2016:

(a)	Services provided from related parties:

	Year Ended December 31,
	2017	2016
Consulting fees from CEO and President (i)	$120,000	$60,000
Consulting fees from a Director (ii)	45,080	44,266
Professional fees from Director (iii)	13,524	13,280
Consulting fees for VP (iv)	27,048	26,560
Consulting fees for COO (v)	-	36,529
Stock options granted to CEO and President (i)	490,172	-
Stock options granted to Director (ii)	15,100	-
Stock-based compensation to Director (ii)	925,000	-
Stock award granted to Director (iii)	172,000	-
Stock-based compensation (VP) (iv)	187,200	169,000
	$1,995,124	$349,635

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years. The Company recognized stock-based compensation expense allocated to consulting fees of $490,172 during the year ended December 31, 2017. The unrecognized amount of $1,960,696 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total minimum payments of $360,000.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. On April 16, 2014, the Company entered into a consulting contract with Dr. Kapatos where under his compensation shall be USD$47,920 (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. On May 1, 2015, the Company approved a one-year extension of the consulting agreement, and on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. During fiscal 2017 and fiscal 2016 Dr. Kapatos invoiced the Company Euros €40,000 for services rendered in each fiscal year respectively.

On December 12, 2017, the Company approved the issuance of 18,500,000 common shares to Dr. Christos Kapatos, CTO and Director of the Company, as consideration for the transfer of certain complementary technological developments and work in progress, in the form of a stock award which vested as of the date of grant.  The 18,500,000 shares have been valued at $925,000, or $0.05 per share, the fair market value on grant date, which amount has been expensed as research and development expenses. Concurrently, the Company approved a six-year extension to the consulting agreement with  Dr. Kapatos. The revision to the Agreement ("Addendum No. 3") has a term of six years, being effective as of April 16, 2017, and ending on April 15, 2023, renewable for such further term as may be mutually agreed between the parties. As per Addendum No. 3 Mr. Kapatos shall receive annual compensation of EUR50,000 (US$59,857) and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Dr Kapatos shall also be entitled to acquire at his discretion 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years.

The Company recognized stock-based compensation expense allocated to consulting fees of $15,100 during the year ended December 31, 2017. The unrecognized amount of $1,075,500 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Dr. Kapatos is entitled to total minimum payments of EUR$300,000 (US$359,143).

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016 Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director.

On March 3, 2017, the Company approved the issuance of 1,000,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 1,000,000 shares have been valued at $172,000, the fair market value of $0.172 per share on issue date, which amount has been expensed as stock based compensation.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice-President. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,396(€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement and the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of $169,000 in respect of 200,000 vested shares was recorded as stock based compensation. On March 1, 2017, the final instalment of 100,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock-based compensation in 2017.

On March 17, 2017, the Company approved the issuance of a further 1,000,000 common shares for the services provided by Mr. Katsaros, in the form of a stock award which vested as of the date of grant. 1,000,000 shares have been valued at $170,000, the fair market value of $0.17 per share on grant date, which amount has been expensed as stock-based compensation.

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,190), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 10,000,000 shares of the common stock at a price of $US0.05 for a term of five years commencing January 2, 2018. Over the remaining term of his contract which expires in fiscal 2021, Mr. Katsaros is entitled to total minimum payments of EUR$126,000 (US$150,840).

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

On October 15, 2015, the Company's COO, Heleen Kist and the Company's wholly owned subsidiary, HCI Viocare Clinics UK, signed an Addendum to an employment contract to extend the term to September 30, 2016, with a remuneration increase to forty-five thousand GBP (£45,000) (USD$ 64,800) per year.

On August 30, 2016, the Board of Directors of the Company approved the termination of the services agreement of Mrs. Heleen Francoise Kist, Chief Operation Officer of the Company following her resignation from any and all positions with the Company and its subsidiaries.

(b)	Accounts payable and accrued liabilities from related parties:

	Year Ended December 31,
	2017	2016
CEO and President (i)	$413,010	$466,098
Director (ii)	95,843	42,149
Director (iii)	-	1,052
	$508,853	$509,299

(c)	Advances from related parties:

	Year Ended December 31,
	2017	2016
CEO and President (i)	$287,073	$316,077
Director (ii)	54,282	67,087
	$341,355	$383,164

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

A director shall not be deemed to have a material relationship with the Company that impairs the director's independence as a result of any of the following relationships:

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity's consolidated gross revenues;

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

The Board shall undertake an annual review of the independence of all non-management directors. To enable the Board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide the Board with full information regarding the director's business and other relationships with the Company, its affiliates and senior management.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for the fiscal year ended December 31, 2016 for professional services rendered by the principal accountant, Heaton & Company, PLLC (DBA Pinnacle Accountancy Group of Utah) for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017 $	December 31, 2016 $
Audit Fees	24,000	27,182
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	24,000	27,182

Audit Fees

During the fiscal year ended December 31, 2017, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2017.

During the fiscal year ended December 31, 2016, we incurred approximately $27,182 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning were $Nil and $Nil, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.3	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015

14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	May 17, 2018	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 17, 2018	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	May 17, 2018	By:	/s/ Nikolaos Kardaras
		Name:	Nikolaos Kardaras
		Title:	Secretary and Director

Date:	May 17, 2018	By:	/s/ Christos Kapatos
		Name:	Christos Kapatos
		Title:	Director

Date:	May 17, 2018	By:	/s/ Yiannis Levantis
		Name:	Yiannis Levantis
		Title:	Director

Date:	May 17, 2018	By:	/s/Georgios Thrapsaniotis
		Name:	Georgios Thrapsaniotis
		Title:	Director and Treasurer