Form 10-Q
period 2018-03-31
HCi Viocare
filed 2018-06-21
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

259,812,025 shares of common stock issued and outstanding as of June 14, 2018

HCI VIOCARE

TABLE OF CONTENTS

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on May 17, 2018.

Page
Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Consolidated Financial Statements (Unaudited)	F-4 to F-24

 HCi Viocare
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$234,380	352,498
Accounts receivable	63,497	27,557
Other receivable	68,510	59,827
Inventory	4,572	4,395
Prepaid expenses	52,942	50,525
Total Current Assets	423,901	494,802

Property, plant and equipment, net	141,197	155,029

Total Assets	$565,098	649,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$530,488	582,781
Accounts payable and accrued expenses-related party	2,711	508,853
Convertible debt, related parties	721,564	-
Income tax payable	80,000	80,000
Advances from a related party	-	341,355
Notes payable, third parties	49,287	47,921
Total Current Liabilities	1,384,050	1,560,910

Total Liabilities	1,384,050	1,560,910

Commitments and Contingencies	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001, 700,000,000 shares authorized; 256,033,852 shares issued and outstanding as of March 31, 2018 and 238,385,684 shares issued and outstanding as of December 31, 2017	25,603	23,838
Additional paid-in capital	34,633,814	33,819,056
Retained Deficit	(35,430,148)	(34,736,633)
Accumulated other comprehensive income (loss)	(48,221)	(17,340)
Stockholders' equity (deficit)	(818,952)	(911,079)
Total Liabilities and Stockholders' Equity (Deficit)	$565,098	649,831

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months ended
	March 31,
	2018	2017
Sales	$131,780	$86,440
Cost of goods sold	39,503	47,557
Gross Profit	92,277	38,883

Operating Expenses
Depreciation	19,455	20,908
Office rent	28,586	18,704
Office expenses	63,412	40,208
Consultancy Fees	537,225	357,772
Professional fees	19,436	239,139
Research and development	83,328	78,066
Travel and entertainment	35,561	19,285
Total Operating Expenses	787,003	774,082

Income (Loss) from Operations	(694,726)	(735,199)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	1,825	(910)
Interest Expenses due to third party	(614)	(1,536)
Total Other Income (Expenses)	1,211	(2,446)

Income (Loss) before Provision for Income Tax	(693,515)	(737,645)

Provision for Income Tax	-	-

Net Income (Loss)	$(693,515)	$(737,645)

Basic and fully diluted loss per share	$(0.00)	$(0.00)

Weighted average shares outstanding	246,048,657	192,943,733

Comprehensive Income (Loss) :
Net loss	$(693,515)	$(737,645)
Effect of foreign currency translation	(30,881)	(14,296)
Comprehensive Loss	$(724,396)	$(751,941)

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Operating Activities
Net loss	$(693,515)	$(737,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option expense	184,643	122,543
Shares issued for stock award	272,500	388,900
Depreciation	19,455	20,908
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(34,143)	(9,835)
Decrease (Increase) in prepaid expense	(3,879)	1,201
Decrease (Increase) in other receivable	(881)	(1,066)
Decrease (Increase) in inventory	-	522
Increase (Decrease) in accounts payable and accrued expenses	(53,412)	34,319
Increase (Decrease) in accounts payable and accrued expenses, related party	(102,149)	62,192
Net cash used by operating activities	(411,381)	(117,961)

Investing Activities
Net cash (used) by investing activities	-	-

Financing Activities
Advances and Loans from related parties	64,603	61,365
Repayments, advances and loans from related party	(122,427)	(41,959)
Loans from third parties	-	103,818
Proceeds from private placement	359,381	-
Net cash provided by financing activities	301,557	123,224

Increase (decrease) in cash	(109,824)	5,263

Cash at beginning of period	352,498	2,492
Effects of exchange rates on cash	(8,294)	(1,324)
Cash at end of period	$234,380	$6,431

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Non-Cash Activities
Reclassification of related party accounts payable and advances to convertible debt, related parties	$721,564	$-

See Notes to Unaudited Consolidated Financial Statements

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

HCi Viocare ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year end.

While the Company has generated revenues from a segment of its planned principal operations, we are not yet able to meet operational overheads and are not yet profitable. We are considered an emerging growth enterprise. The Company was originally formed to sell medical devices with an emphasis on portable medical devices designed for home treatments with the initial focus in the northern regions of China.  The Company's intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in Northern China and to assist Chinese medical device manufacturers on the development of the North American market.

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
For the Three Months Ended March 31, 2018

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

On July 8, 2015, the Company incorporated HCi Viocare Clinics (Hellas) S A in order to carry out operations for the planning and development of a P&O clinic in Athens, Greece. On August 2, 2017 the Company commenced the dissolution and liquidation of this corporation.  As at the date of this report, the dissolution has not yet been concluded.

Note 2 - GOING CONCERN

The Company incurred net losses of $693,515 and $737,645 for the three months ended March 31, 2018 and 2017, respectively and has a retained deficit of $35,430,148. In addition, the Company had a working capital deficiency of $960,149 and a stockholders' deficit of $818,952 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Up until March 30, 2018 our Chief Executive Officer owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 122,710,562 of his restricted common shares to Maschari.  The shares sold by Mr. Leontaritis represent approximately 49.1% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 20,000,000 shares of the Company's common stock representing approximately 8% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

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

Basis of Presentation

The interim unaudited financial information referred to above has been prepared and presented in conformity with accounting principles generally accepted in the United States applicable to interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The interim financial information has been prepared on a condensed basis, such that certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted in accordance with rules and regulations of the Securities and Exchange Commission. These interim financial statements include all adjustments that, in the opinion of management, are necessary in order to make the financial statements not misleading.

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017 filed on May 17, 2018. Results of the three ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 and any other future periods.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet, or
      1USD=0.81158EUR, 1USD=0.71239GBP (March 31, 2018), and;
1USD=0.8347EUR, 1USD=0.74108GBP (December 31, 2017);

ii)	income and expenses are translated at average exchange rates for three months ended March 31, or
         1USD=0.8137EUR, 1USD=0.7189GBP (March 31, 2018), and;
1USD=0.93136EUR, 1USD=0.80731GBP (March 31, 2017);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.
Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectibility of the fee is reasonably assured.

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

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the fiscal year ended December 31, 2017.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three months ended March 31, 2018 and 2017, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $83,328 and $78,066 for the three months ended March 31, 2018 and 2017, respectively.

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

Stock-based compensation

For stock-based compensation, the Company follows the guidance codified in the Compensation – Stock Compensation Topic of FASB ASC ("ASC 718"). The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company has a retained deficit from operations. Because there is no certainty that we will realize taxable income in the future, the Company did not record any deferred tax benefit as a result of these losses and recorded a valuation allowance offsetting the entire potential tax benefit.

Income tax years for 2014 through 2016 have been remitted timely and remain open to examination by the taxing authorities. The tax return for fiscal 2017 has not yet been filed. The Company has been assessed late filing penalties of $10,000 per year, as well as accrued interest thereon, for each of the late filed returns for the periods from inception to December 31, 2012. Prior to a change in control at the close of fiscal 2013, prior management had not timely filed their annual tax returns.  We have estimated and accrued penalties of $80,000 as taxes payable in our financial statements. The Company has retained a tax professional to assist in reaching a settlement with the IRS.

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended March 31, 2018 and December 31, 2017, respectively, however, since the Company reflected a net loss in the three months ended March 31, 2018 and 2017, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	March 31, 2018	December 31, 2017
Convertible debt at $0.03 per share	24,052,133	-
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	38,000,000	28,000,000
Total	62,552,133	28,500,000

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
For the Three Months Ended March 31, 2018

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

Recent Issued Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2018	December 31, 2017
Office lease, including security deposits	$41,134	$39,582
Travel advances and other expenses	11,808	10,943
Total prepaid expense	$52,942	$50,525

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 6 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cost
Leasehold improvements	$211,628	$203,990
Furniture and fixture	33,967	32,781
Computers and equipment	35,406	33,144
Vehicle	61,608	59,902
Machine and plant	9,577	9,206
Lab equipment	35,497	34,123
	387,683	373,146
Less: accumulated depreciation and impairment	(246,486)	(218,117)
	$141,197	$155,029

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $19,455 and $20,908 for the three months ended March 31, 2018 and 2017, respectively.

 Note 7 - OFFICE LEASE

Office in Greece

On February 3, 2014, the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee is $1,900 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for a deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of March 31, 2018, $3,697 (EUR €3,000) is shown as deposits in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,960 (EUR€1,592) plus a fee of 3.6%

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

 Note 7 - OFFICE LEASE (continued)

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Amount owed for maintenance charges	$16,700	$16,238
Amount owed for utility charges	17,287	16,807
	$33,987	$33,045

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$28,000 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$56,000 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$56,000 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$42,000 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$56,000 (GBP £40,000) per annum (exclusive of VAT).

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 7 - OFFICE LEASE (continued)

Lease in UK (continued)

Under the term of the lease agreement, the Company paid a total of $28,075 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

Location	March 31, 2018	December 31, 2017
Greece	$3,697	$3,594
UK	37,437	35,988
	$41,134	$39,582

As of March 31, 2018, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2018	17,200	33,340
2019	23,000	53,810
2020	3,800	9,360
	$44,000	$96,510

Note 8 -   LOANS

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$49,287) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at March 31, 2018 and December 31, 2017 a total of $52,325 and $50,276, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $614 were accrued in the three months ended March 31, 2018. The loan was not repaid in January 2018 and is currently in default.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

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

500,000 shares have been valued at $79,950, the fair market value of $0.1599 per share, on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017.

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

500,000 shares have been valued at $40,000, the fair market value of $0.08 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017

(4)	Consulting Agreement with Dr. Ioannis Doupis

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

500,000 shares have been valued at $35,000, the fair market value of $0.07 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017

(5)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with an Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 (IUSD$2,460) and was issued 2,000,000 shares of the Company's common stock. The 2,000,000 shares were issued as compensation as of the date of the agreement and were valued at $0.05 per share or $100,000, the fair market value on the date of issuance in the year ended December 31, 2017.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 9 -   COMMITMENTS (continued)

(6)	Consulting Agreement with Charalampos Sgardelis

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of Two Thousand Euros (2,000 €) per month.

On February 26, 2018 the Company approved a three (3) year extension to the Agreement (the "Addendum") between the Company and Sgardelis.  Under the terms and conditions of the Addendum, Sgardelis is entitled to receive compensation of Three Thousand Euros (3,000 €) per month and shall be awarded five million (5,000,000) common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $0.049 per share for total consideration of $245,000.

(7)	Advisory Agreement with Ravi Vaidyanathan

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

Note 10 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the three months ended March 31, 2018 and 2017

(a)	Services provided from related parties:

	Three Months ended March 31,
	2018	2017
Consulting fees from CEO and President (i)	$38,867	$30,000
Consulting fees from a Director (ii)	15,361	10,655
Professional fees from Director (iii)	3,687	3,196
Consulting fees for VP (iv)	12,903	6,393
Stock options granted to CEO and President (i)	122,543	122,543
Stock options granted to Director (ii)	45,300	-
Stock options granted to VP (iv)	16,800	-
Stock award granted to Director (iii)	-	172,000
Stock-based compensation (VP) (iv)	-	187,200
	$255,461	$409,444

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 10 -   RELATED PARTY TRANSACTIONS (cont'd)

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  In January 2018, the Company agreed to revise the currency of Mr. Leontaritis salary, and his compensation changed from US$10,000 per month to EUR$10,000 per month.  Further, Mr. Leontaritis is entitled to acquire at his discretion 3,000,000 shares of the common stock at a price of $0.30 per share for a term of five (5) years.  The Company recognized stock-based compensation expense allocated to consulting fees of $122,543 during the three months ended March 31, 2018 and 2017. The unrecognized amount of $1,838,151 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total minimum payments of EUR$210,000 (US$258,080).

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. On April 16, 2014, the Company entered into a consulting contract with Dr. Kapatos where under his compensation shall be USD$49,290 (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. On May 1, 2015, the Company approved a one-year extension of the consulting agreement, and on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. During fiscal 2017 and fiscal 2016 Dr. Kapatos invoiced the Company Euros €40,000 for services rendered in each fiscal year respectively.

On December 12, 2017, the Company approved the issuance of 18,500,000 common shares to Dr. Christos Kapatos, CTO and Director of the Company, as consideration for the transfer of certain complementary technological developments and work in progress, in the form of a stock award which vested as of the date of grant.  The 18,500,000 shares have been valued at $925,000, or $0.05 per share, the fair market value on grant date, which amount has been expensed as research and development expenses. Concurrently, the Company approved a six-year extension to the consulting agreement with Dr. Kapatos. The revision to the Agreement ("Addendum No. 3") has a term of six years, being effective as of April 16, 2017, and ending on April 15, 2023, renewable for such further term as may be mutually agreed between the parties. As per Addendum No. 3 Mr. Kapatos shall receive annual compensation of EUR50,000 (US$61,610) and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Dr Kapatos shall also be entitled to acquire at his discretion 25,000,000 shares of the common stock at a price of $US0.05 for a term of six years.

The Company recognized stock-based compensation expense allocated to consulting fees of $45,300 during the three months ended March 31, 2018. The unrecognized amount of $1,030,200 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2023, Dr. Kapatos is entitled to total minimum payments of EUR287,500 (US$353,324).

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016, Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director which amount totaled US$13,500 and $13,300 respectively.

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
For the Three Months Ended March 31, 2018

Note 10 -   RELATED PARTY TRANSACTIONS (continued)

(a) Services provided from related parties:(cont'd)

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,460 (€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement and the Company approved the grant of a stock award of 300,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 100,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of $169,000 in respect of 200,000 vested shares was recorded as stock based compensation. On March 1, 2017, the final instalment of 100,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock-based compensation in 2017.

On March 17, 2017, the Company approved the issuance of a further 1,000,000 common shares for the services provided by Mr. Katsaros, in the form of a stock award which vested as of the date of grant. 1,000,000 shares have been valued at $170,000, the fair market value of $0.17 per share on grant date, which amount has been expensed as stock-based compensation.

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,310), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 10,000,000 shares of the common stock at a price of $US0.05 for a term of five years commencing January 2, 2018.

The Company recognized stock-based compensation expense allocated to consulting fees of $16,800 during the three months ended March 31, 2018. The unrecognized amount of $320,300 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2021, Mr. Katsaros is entitled to total minimum payments of EUR115,500 (US$141,944).

(b)	Accounts payable and accrued liabilities from related parties:

	March 31,	December 31,
	2018	2017
CEO and President (i)	$306,423	$413,010
Director (ii)	116,229	95,843
Director (iii)	863	-
VP (iv)	1,848	-
Reclassification to Convertible Debt, Related parties	(422,652)
	$2,711	$508,853

(c)	Advances from related parties:

	March 31,	December 31,
	2018	2017
CEO and President (i)	$283,191	$287,073
Director (ii)	15,721	54,282
Reclassification to Convertible Debt, Related Parties	(298,912)
	$-	$341,355

(d)	Convertible Debt, related parties:

On February 15, 2018, the Company and certain shareholders holding in excess of 5% of the Company's common stock and concurrently holding a position on the Company's Board, or acting in the capacity of any officer of the Company or its subsidiaries, agreed that repayment against pre-existing debt payable by the Company on the agreement date shall be  suspended until such time as  the Company concludes a full profitable year of operations. Further the parties agreed that any such pre-existing debt or portion thereof shall be convertible at any time into restricted shares of the Company's common stock at a price equal or greater to $0.03 per share. On the date of the agreement the fair market value of the Company's common stock as traded on OTCMarkets was $0.0403 per share. The Company accounted for this transaction by applying ASC 470-20-35.  As the convertible debt has no stated redemption date, the Company will recognize the discount as interest expense on the earliest conversion date.

The Company has reclassified all debts payable as of February 15, 2018 to our CEO and CTO from advances and accounts payable, related party, to convertible debt, related party.  At March 31, 2018 a total of $721,564 in debt   was convertible into 24,052,133 shares of restricted common stock.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 11 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 700,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 13 below)

Share issuances during the three months ended March 31, 2018

During the three months ended March 31, 2018, 12,148,168 shares of common stock were issued in respect of various private placements for total cash proceeds of $359,381.

During the three months ended March 31, 2018, the Company issued 5,500,000 shares to employees, board members and consultants valued at $272,500, for services rendered.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTC Markets on the respective dates of issuance.

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

Note 12 - STOCK OPTIONS

A total of 25,000 stock options granted during April and June of fiscal 2014 entitling each holder the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years remain unexercised and outstanding as at March 31, 2018.  The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 12 - STOCK OPTIONS (continued)

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

The Company recognized stock-based compensation expense allocated to consulting fees of $184,643 and $122,543 during the three months ended March 31, 2018 and 2017, respectively. The unrecognized amount of $3,188,651 will be expensed in future periods.

The following table summarizes information concerning stock options outstanding as of March 31, 2018, and December 31, 2017:

Series A Preferred Stock:

	March 31, 2018		December 31, 2017
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 1.07 years.

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 12 - STOCK OPTIONS (continued)

Common stock:

	March 31, 2018		December 31, 2017
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	28,000,000	0.076	-	-
Granted	10,000,000	0.05	28,000,000	0.076
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	38,000,000	0.070	28,000,000	0.076

The aforementioned options have an average remaining life of 5.55 years.

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants:

Series A Preferred Stock:

Options Granted September 30, 2014
Fair value of options granted	1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00

Common stock:

Options Granted date
Fair value of options granted	0.038 ~ 0.925
Assumptions used:
Expected life (years) (a)	5 ~ 6
Risk free interest rate (b)	1.93% ~ 2.25%
Volatility (c)	175.40% ~ 254.86%
Dividend yield (d)	0.00

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 12 - STOCK OPTIONS (continued)

Valuation Assumptions (continued)

The Company utilizes the Black-Scholes option pricing model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of the Company's common stock over a period consistent with that of the expected term of the options. The expected term of the options are estimated based on factors such as vesting periods, contractual expiration dates and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. The dividend yield rate is not considered in the model, as the Company has not established a dividend policy for the stock.

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

The Company has experienced losses since inception. As a result, it has incurred no U.S. Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at March 31, 2018 was $2,891,200 in the U.S., $1,391,200 in Greece and $301,680 in the U.K.  and as at December 31, 2017 was $2,888,000 in the U.S., $1,343,400 in Greece and $307,080 in the U.K.

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

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

 Note 13 – PROVISION FOR INCOME TAXES: (continued)

The provision for income taxes in US consists of the following:

	Three months ended March 31,
	2018	2017
Current operations	$99,200	$204,457
Timing differences, Stock based compensation	(96,000)	(132,226)
Less, Change in valuation allowance	(3,200)	(72,231)
Net refundable amount	$-	$-

 The provision for income taxes in Greece consists of the following:

	Three months ended March 31,
	2018	2017
Current operations	$47,800	$15,380
Less, Change in valuation allowance	(47,800)	(15,380)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Three months ended March 31,
	2018	2017
Current operations	$11,200	$16,654
Research and development	(16,600)	(13,113)
Less, Change in valuation allowance	5,400	(3,541
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in the U.S., in Greece and in the U.K. for significant items comprising our net deferred tax amounts reported in US Dollars as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
	US Expected rate 21%	Greece Expected rate 29%	UK Expected rate 20%	US Expected rate 21%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	2,891,200	1,391,200	301,680	4,654,100	1,343,400	307,080
Change in effective tax rates	-	-	-	(1,766,100)	-	-
Less, Valuation allowance	(2,891,200)	(1,391,200)	(301,680)	(2,888,000)	(1,343,400)	(307,080)
Net deferred tax asset	-	-	-	-	-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 13 – PROVISION FOR INCOME TAXES: (continued)

The Company has no tax position at December 31, 2017 and December 31, 2016 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As a result of a re-assessment of certain late tax filings completed for the fiscal years ended 2007 through 2012 the IRS has assessed late filing penalties of approximately $80,000, which we have recognized and accrued in our balance sheets at December 31, 2017. The Company had no accruals for interest and penalties at December 31, 2016. The Company is aggressively negotiating with the IRS to have a portion or all of these penalties waived in a future period. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

There are no inter-segment sales however, the Company's two primary operating segments do share costs on certain operational overhead including facility rent and staff salaries.

Three months ended March 31, 2018:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$126,890	$4,890	$-	$131,780
Depreciation & amortization	$2,357	$11,247	$5,851	$19,455
Net (Loss) from operations	$20,469	$(76,551)	$(637,433)	$(693,515)
Interest expenses	$-	$-	$(614)	$(614)
Assets	$277,638	$146,554	$140,906	$565,098
Expenditure on long-lived assets	$-	$-	$-	$-

Three months ended March 31, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$83,884	$2,556	$-	$86,440
Depreciation & amortization	$2,231	$10,771	$7,906	$20,908
Loss from operations	$(23,319)	$(58,947)	$(652,933)	$(735,199)
Interest expenses	$(1.040)	$-	$(496)	$(1,536)
Assets	$60,154	$158,104	$95,480	$313,738
Expenditure on long-lived assets	$-	$-	$-	$-

HCi Viocare
Notes to Unaudited Consolidated Financial Statements
For the Three Months Ended March 31, 2018

Note 16 - SUBSEQUENT EVENTS

On May 3, 2018 the Company awarded 100,000 shares of the Company's restricted common stock to Mr. Nikolaos Gemelos as consideration for his services rendered as Consultant. The shares were valued at fair market value on the date of issuance or US$0.067 per share for total consideration of $6,700.

On May 23, 2018 the Company approved an amendment to the term of the scientific advisory agreement with Dr. Christos Kapatos, board member CTO and member of the Scientific Advisory Board, originally entered into on April 15, 2014 in order to extend the term to April 15, 2019.

On May 24, 2018 the Company incorporated a wholly owned subsidiary for purposes of completing a merger and name change from HCi Viocare to Rafina Innovations, Inc. Concurrently the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  Upon effect of the reverse split, our authorized capital will decrease from 700,000,000 shares of common stock to 35,000,000 shares of common stock and correspondingly, our current issued and outstanding shares of common stock will decrease from 259,762,025 to approximately 12,988,101 shares of common stock, all with a par value of $0.0001.  Our preferred shares will remain unchanged.  The Company has filed the agreement and plan of merger as well as the articles of amendment with the State of Nevada and the Financial Industry Regulatory Authority ("FINRA").

The Company's trading symbol will remain unchanged and is OTCMarkets:VICA.  The Company's CUSIP will change to 75063R106.

The Company expects the aforementioned transactions to become effective on July 3, 2018. We will announce the completion of FINRA review and the effectiveness of these changes on the market by filing a Current Report on Form 8-K.

On May 31, 2018, the Company entered into a Debt Settlement and Subscription Agreement with the President of the Company, Mr. Sotirios Leontaritis. At March 31, 2018, the Company was indebted to Leontaritis in the amount of US$589,614 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements. Leontaritis has agreed to accept 3,333,333 shares of the Company's common stock at a price of US$0.03 per share to settle US$100,000 of the debt pursuant to the terms and conditions set forth in the agreement.

On June 7, 2018, the Company entered into a six-month services agreement with Mr. Georgios Dritsoulas. As per terms of said Agreement, Mr. Dritsoulas will provide services to the Company as Consultant for the development and expansion of the Company's business for a term of six (6) months. Mr. Dritsoulas received compensation of fifty thousand (50,000) restricted common shares as compensation for the services provided.

On June 11, 2018, the Company entered into a Private Placement Subscription Agreement with Mr. Constantinos Zertalis, Director and beneficial owner of our controlling shareholder, Maschari Ltd. ("Maschari"). Under the terms of the Agreement Mr. Zertalis subscribed directly for a total of 294,840 shares of the Company's common stock at a purchase price of US$0.05 per share for total cash proceeds of US$14,724. The shares are subject to applicable resale restrictions.  Prior to the aforementioned subscription agreement, Mr. Zertalis owned 122,710,562 shares of the common stock of HCi Viocare indirectly through Maschari, and 986,815 shares of the Company's common stock directly.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of HCi Viocare for the three month period ended March 31, 2018 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 17, 2018. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Nevada on March 26, 2007 as a company intending to sell medical devices in the northern regions of China. Our intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in northern China. We also intended to assist Chinese medical device manufacturers on the development of the North American market. The Company did not find suitable relationships with which to progress its business until it undertook a change in management in September 2013. With the change in management, the Company determined that it would initially concentrate on the development and marketing of medical and athletic devices in Europe where management had identified several opportunities for entry into the market for prosthetics and orthotics, as well as sensor based technology, and we commenced commercialization of our various products. We currently have various patents, and patents in progress, for the development of certain healthcare innovations including various athletic applications relative to our FlexisenseTM sensor technology.  In addition, during fiscal 2015, we opened our first Prosthetics and Orthotics total rehabilitation clinic in Glasgow, Scotland.  During fiscal 2016, our flagship P&O clinic in Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our period over period revenues.  Presently our revenue stream is derived primarily from the Company's flagship P&O clinic with some initial commercial income from prospective licensing partners for applications of our developed technology. Our comparative gross revenue period over period for the three months ended March 31, 2018 reflected an increase of over 200%.

As we continue to implement our growth strategy, our complementary business model of 1) creating the first cross-border independent chain of Prosthetics & Orthotics (P&O) and Diabetic Foot clinics in Europe and the Middle East and 2) developing a wide portfolio of proprietary hardware solutions with first in line the FlexisenseTM sensor system, aiming to empower the user by providing on demand information in the fields of Digital Health, Prosthetics, Orthotics, Diabetes, Assistive Devices, Sports and Wellbeing, and licensing to established industry participants. HCi Viocare is listed on the OTC Markets in the USA (OTCMarkets: VICA), has its executive office in Athens, Greece and its R&D center in Glasgow, UK.

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
Filing of 4 national patents for the flexisense technology, following the progression of the PCT patent:
Chinese Patent Application
United States Patent Application
Canadian Patent Application
European Patent Application

•	2 further patents drafted and pending filing during fiscal 2018, with a further 4 patent applications currently in draft form;

•
In excess of 12 prototypes: including 4 different types of  pressure & shear insoles and diabetic walkers; smart cushions, force platessmart mattresses, and tires, with several of these prototypes in the commercialization stage;

•	1 proof of concept device: robotic surgical assistive device;

•	High level diagrams or complex documentation and software for other innovations in the portfolio.
•	Various customized prototypes in testing and development with commercial partners.

Key business developments and material events in the most recently completely quarter ended March 31, 2018 and to date

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

On May 23, 2018 the Company approved an amendment to the term of the scientific advisory agreement with Dr. Christos Kapatos, board member CTO and member of the Scientific Advisory Board, originally entered into on April 15, 2014 in order to extend the term to April 15, 2019.

On May 31, 2018, the Company entered into a Debt Settlement and Subscription Agreement with the President of the Company, Mr. Sotirios Leontaritis. At March 31, 2018, the Company was indebted to Leontaritis in the amount of US$589,614 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements. Leontaritis has agreed to accept 3,333,333 shares of the Company's common stock at a price of US$0.03 per share to settle US$100,000 of the debt pursuant to the terms and conditions set forth in the agreement.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $131,780 in revenues from operations and $39,503 in costs of goods sold for the three months ended March 31, 2018, compared to $86,440 in revenue and $47,557 in costs of goods sold for the three month period ended March 31, 2017.   The current quarter increase in revenue is due to customer growth in our P&O clinic.  This increase quarter over quarter from fiscal 2017 to fiscal 2018 is despite the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP. The decrease to costs of goods sold period over period is due improved pricing from our suppliers for prosthetic devices and associated products.  In addition period over period we experienced an increase in consultation and repair services for which there are no associated costs of goods as these services are provided by salaried employees.

Operating Expenses – Operating expenses totaled $787,003 in the three months ended March 31, 2018 and were slightly increased as compared to operating expenses of $774,082 in the prior three month comparative period.   While professional fees decreased dramatically period over period from $239,139 in fiscal 2017 to only $19,436 in the current three month period ended March 31, 2018, Consulting fees increased substantially from $357,772 (2017) to $537,225 in 2018.  In both cases the change in reported expenses relates to stock based compensation.  During fiscal 2017 the Company recorded stock based compensation of $172,000 as professional fees relative to certain stock awards granted to a director for professional services rendered, with no similar expenditure in the current fiscal quarter ended March 31, 2018.  During the current three months ended March 31, 2018 consulting fees include an increase to consulting fees as a result of increased stock based compensation to consultants and officers period over period.  Office rent, research and development and travel expenses also increased in the three months ended March 31, 2018 as compared to results from the same three month period in 2017.

Loss from Operations – During the three-month periods ended March 31, 2018 and 2017 we recorded losses from operations of $694,726 and $735,199 respectively.

Other expenses - During the three months ended March 31, 2018, the Company recorded a gain from other expense of $1,211 as compared to a loss from other expense in the three months ended March 31, 2017 of $2,446.  The gain in the current period is the result of the impact of the effects of foreign currency translation and a reduction to interest expenses in the current three month period.

Net Loss - During the comparative three month periods ended March 31, 2018 and 2017, the Company recorded a net loss of $693,515 and $737,645 respectively.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2018, we had $234,380 cash on hand, $63,497 in accounts receivables, $68,510 in other receivables, $4,572 in inventory, and prepaid expenses of $52,942 for total current assets of $423,901.  Further we had current liabilities of $533,199 in accounts payable and accrued expenses (including amounts due to related parties), $721,564 as convertible debt, related parties, $80,000 in income taxes payable and $49,287 in short term notes from third parties.   We had a working capital deficit of $960,149 as at March 31, 2018. While the Company's prosthetics and orthotics clinic in Glasgow has greatly increased its patient through-put year over year, sales were not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we had limited revenue in this segment in the three months ended March 31, 2018, as we continue to work towards a larger commercial licensing contract.  Presently we rely on our advances from our President and director, as well as private placements from qualified investors, and our Board members, to fund our general operating expenses.   We secured loans and advances from related parties during the three months ended March 31, 2018 of $64,603 and made repayments towards related party advances of $122,427 in the period. The Company has closed private placements in the amount of $359,381 in the three months ended March 31, 2018.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2018.

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

GOING CONCERN

The Company incurred net losses of $693,515 and $737,645 for the three months ended March 31, 2018 and 2017, respectively and has a retained deficit of $35,430,148. In addition, the Company had a working capital deficiency of $960,149 and a stockholders' deficit of $818,952 at March 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In the past we have relied on advances from our President and private placements from accredited investors to cover our operating costs. There can be no assurance that any other capital will be available if and when required from qualified investors or related parties.   Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period which requires us to provide financing. Recently we have entered into a joint venture agreement with a third party for a series of P&O clinics in the Kingdom of Saudi Arabia.  While the burden of the financing rests with our joint venture partner, our revenue stream from these clinics will not commence until such time as they are in operation, at which time we will commence earning management fees. Further there can be no assurance that we will identify and conclude contracts for our various technologies which will result in profitable operation. We cannot assure that we will be successful in consummating any acquisition or contracts on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the three-month period ended March 31, 2018.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.  During the period the Company adopted ASC 606 – Revenue from Contracts with Customers. There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three months ended March 31, 2018 and 2017, or the twelve months ended December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

 - No objection to the Plaintiff's use of its mark in Europe provided Plaintiff does not use for P&O clinics, or goods and services related diabetic foot care; and,

- The Company undertook to terminate the website at http://www.hciviocare.com and assign Company's URL(s) to Plaintiff.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 7, 2018, the Company entered into a six-month services agreement with Mr. Georgios Dritsoulas. As per terms of said Agreement, Mr. Dritsoulas will provide services to the Company as Consultant for the development and expansion of the Company's business for a term of six (6) months. Mr. Dritsoulas received compensation of fifty thousand (50,000) restricted common shares as compensation for the services provided.

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

(a)
The Company has received two oppositions for use of the filed trade mark «Flexisense» by the Company in certain usage classes.  The first  being a USPTO Office Action and another from the company Grupo Flexi de Leon, S.A. de C.V.

The FLEXISENSE word mark (Serial Number 86969718) and the class IC 025 in connection with footwear and shoes has been abandoned due to opposition of Grupo Flexi de Leon S.A. de C.V.

With regard to the FLEXISENSE design mark (Serial Number 86969716), we are required to submit specimens to show use in each class in the application: IC 009, IC 010 and IC 012. As our specimens are not yet available we have filed an extension of time for another six months from May 31, 2018, and we are expecting the consent of USPTO.

(b)
On May 24, 2018 the Company incorporated a wholly owned subsidiary for purposes of completing a merger and name change from HCi Viocare to Rafina Innovations, Inc. Concurrently the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  Upon effect of the reverse split, our authorized capital will decrease from 700,000,000 shares of common stock to 35,000,000 shares of common stock and correspondingly, our current issued and outstanding shares of common stock will decrease from 259,762,025 to approximately 12,988,101 shares of common stock, all with a par value of $0.0001.  Our preferred shares will remain unchanged.  The Company has filed the agreement and plan of merger as well as the articles of amendment with the State of Nevada and the Financial Industry Regulatory Authority ("FINRA").

The Company's trading symbol will remain unchanged and is OTC Markets:VICA.  The Company's CUSIP will change to 75063R106.

The Company expects the aforementioned transactions to become effective on July 3, 2018. We will announce the completion of FINRA review and the effectiveness of these changes on the market by filing a Current Report on Form 8-K.

Item 6. Exhibits, Financial Statement Schedules

Exhibits:	Description
10.1	June 7, 2018 Services Agreement between the Company and Georgios Dritsoulas.	Filed herewith
31.1	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCi Viocare

Date:	June 20, 2018	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)