Form 10-Q
period 2018-06-30
Rafina Innovations Inc.
filed 2018-09-11
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53089
Commission File Number

Rafina Innovations Inc.
(Exact name of registrant as specified in its charter)

Nevada	30-0428006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kintyre House, 209 Govan Road, Glasgow Scotland	G51 1HJ
(Address of principal executive offices)	(Zip Code)

+44 141 370 0321
(Registrant's telephone number, including area code)

HCi Viocare
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

14,409,593 shares of common stock issued and outstanding as of September 4, 2018

RAFINA INNOVATIONS INC.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words "we," "us," "our," and the "Company," they refer to Rafina Innovations Inc.  and its consolidated subsidiaries, and "SEC" refers to the Securities and Exchange Commission.

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended June 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on May 17, 2018.

Page
Condensed Consolidated Balance Sheets (Unaudited)	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 to F-23

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED ONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,650	352,498
Accounts receivable	28,458	27,557
Other receivable	99,340	59,827
Inventory	4,285	4,395
Prepaid expenses	64,407	50,525
Total Current Assets	205,140	494,802

Property, plant and equipment, net	114,328	155,029

Total Assets	$319,468	649,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$504,365	582,781
Accounts payable and accrued expenses-related party	-	508,853
Income tax payable	80,000	80,000
Advances from a related party	-	341,355
Notes payable, third parties	46,600	47,921
Total Current Liabilities	630,965	1,560,910

Total Liabilities	630,965	1,560,910

Commitments and Contingencies	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001, 35,000,000 shares authorized; 14,184,697 shares issued and outstanding as of June 30, 2018 and 11,919,285 shares issued and outstanding as of December 31, 2017	1,418	1,192
Additional paid-in capital	37,296,682	33,841,702
Retained Deficit	(37,567,615)	(34,736,633)
Accumulated other comprehensive income (loss)	(41,982)	(17,340)
Stockholders' equity (deficit)	(311,497)	(911,079)
Total Liabilities and Stockholders' Equity (Deficit)	$319,468	649,831

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenues
Sales	$102,303	$133,260	$234,083	$219,700
Cost of goods sold	(50,294)	(29,022)	(89,797)	(76,579)
Gross Profit	52,009	104,238	144,286	143,121

Operating Expenses
Depreciation	19,327	27,268	38,782	48,177
Office rent	25,163	28,404	53,749	47,108
Office expenses	72,711	55,727	136,123	95,934
Consultancy Fees	272,534	182,401	809,759	540,173
Professional fees	45,884	15,346	65,320	254,485
Research and development	100,729	94,521	184,057	172,587
Travel and entertainment	39,522	9,091	75,083	28,376
Total Operating Expenses	575,870	412,758	1,362,873	1,186,840

Loss from Operations	(523,861)	(308,520)	(1,218,587)	(1,043,719)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	(5,302)	2,394	(3,477)	1,484
Interest Expenses due to third party	(615)	(566)	(1,229)	(2,102)
Interest Expenses due to related party	(1,607,689)	-	(1,607,689)	-
Total Other Income (Expenses)	(1,613,606)	1,828	(1,612,395)	(618)

Loss before Provision for Income Tax	(2,137,467)	(306,692)	(2,830,982)	(1,044,337)

Provision for Income Tax	-	-	-	-

Net Loss	$(2,137,467)	$(306,692)	$(2,830,982)	$(1,044,337)

Basic and fully diluted loss per share	$(0.16)	$(0.03)	$(0.22)	$(0.11)

Weighted average shares outstanding	12,915,830	9,782,436	12,610,826	9,715,187

Comprehensive Income (Loss):
Net loss	$(2,137,467)	$(306,692)	$(2,830,982)	$(1,044,337)
Effect of foreign currency translation	6,239	(48,406)	(24,642)	(62,702)
Comprehensive Loss	$(2,131,228)	$(355,098)	$(2,855,624)	$(1,107,039)

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Operating Activities
Net loss	$(2,830,982)	$(1,044,337)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock options	369,287	245,086
Share based compensation	284,199	388,900
Interest expensed on conversion of debt to equity	1,607,689	-
Depreciation	38,782	48,177
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(1,614)	(33,172)
Decrease (Increase) in prepaid expense	(1,919)	1,251
Decrease (Increase) in other receivable	(37,725)	2,710
Decrease (Increase) in inventory	-	544
Increase (Decrease) in accounts payable and accrued expenses	(72,814)	59,376
Increase (Decrease) in accounts payable and accrued expenses, related party	(102,687)	3,517
Net cash used by operating activities	(747,784)	(327,948)

Investing Activities
Net cash (used) by investing activities	-	-

Financing Activities
Advances and loans from related parties	210,058	105,616
(Repayments), advances and loans from related party	(181,504)	(242,020)
Loans from third parties	-	103,818
Proceeds from private placement	382,792	361,176
Net cash provided by financing activities	411,346	328,590

Increase (decrease) in cash	(336,438)	642

Cash at beginning of period	352,498	2,492
Effects of exchange rates on cash	(7,410)	(196)
Cash at end of period	$8,650	$2,938

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Non-Cash Activities
Reclassification of related party accounts payable and advances to convertible debt, related parties	$721,564	$-
Shares issued to settle convertible notes, related parties, accounts payable and advances, related parties	$811,241	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND

Rafina Innovations Inc. (formerly: HCi Viocare) ("VICA" or the "Company") was incorporated on March 26, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year end.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 1 - ORGANIZATION AND BUSINESS BACKGROUND (continued)

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

On May 24, 2018 the Company incorporated a wholly owned subsidiary for purposes of completing a merger and name change from HCi Viocare to Rafina Innovations, Inc. Concurrently the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The name change and reverse share split became effective on July 9, 2018.  Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse share split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse share split.

Note 2 - GOING CONCERN

The Company incurred net losses of $2,137,467 and $2,830,982 for the three and six months ended June 30, 2018, respectively, and net loss of $306,692 and $1,044,337 for the three and six months ended June 30,2017, respectively and has a retained deficit of $37,567,615. In addition, the Company had a working capital deficiency of $425,825 and a stockholders' deficit of $311,497 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Up until June 30, 2018 our Chief Executive Officer owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 6,135,529 of his restricted common shares to Maschari.  The shares sold by Mr. Leontaritis represented approximately 42.6% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 1,965,619 shares of the Company's common stock representing approximately 13.6% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time.

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation

The consolidated financial statements include the accounts of Rafina Innovations Inc. and its wholly-owned subsidiaries, HCi Viocare Technologies Limited, HCi Viocare Clinics UK Limited and HCi Viocare Clinics (Hellas) S.A. On August 2, 2017 the Company commenced the dissolution and liquidation of HCi Viocare Clinics (Hellas) S.A. All significant intercompany balances and transactions have been eliminated.

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

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017 filed on May 17, 2018. Results of the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 and any other future periods.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

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
1USD=0.85839EUR, 1USD=0.76021GBP (June 30, 2018), and;
1USD=0.8347EUR, 1USD=0.74108GBP (December 31, 2017);

ii)	income and expenses are translated at average exchange rates for six months ended June 30, or
1USD=0.8260EUR, 1USD=0.7268GBP (June 30, 2018), and;
1USD=0.9244EUR, 1USD=0.7949GBP (June 30, 2017);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured.

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

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three and six months ended June 30, 2018 and 2017, or the fiscal year ended December 31, 2017.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three and six months ended June 30, 2018 and 2017, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $100,729 and $184,057 for the three and six months ended June 30, 2018, and $94,521 and $172,587 for the three and six months ended June 30, 2017.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended June 30, 2018 and December 31, 2017, respectively, however, since the Company reflected a net loss in the three and six months ended June 30, 2018 and 2017, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	June 30, 2018	December 31, 2017
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	1,900,000	1,400,000
Total	2,400,000	1,900,000

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

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

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	June 30, 2018	December 31, 2017
Office lease, including security deposits	$38,577	$39,582
Travel advances and other expenses	25,830	10,943
Total prepaid expense	$64,407	$50,525

Note 6 – OTHER RECEIVABLES

From time to time the Company makes short term loans to third parties in order to facilitate its business operations. The loans bear interest ranging from 1.5% to 4% per annum and generally have terms of between 60 to 180 days. In general the Company forgives accrued interest on principal when these short term loans are repaid on time.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 7 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cost
Leasehold improvements	$198,737	$203,990
Furniture and fixture	31,928	32,781
Computers and equipment	33,295	33,144
Vehicle	58,249	59,902
Machine and plant	8,975	9,206
Lab equipment	33,264	34,123
	364,448	373,146
Less: accumulated depreciation and impairment	(250,120)	(218,117)
Total	$114,328	$155,029

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $19,327 and $38,782 for the three and six months ended June 30, 2018, respectively.

Depreciation expense amounted to $27,268 and $48,177 for the three and six months ended June 30, 2017, respectively.

 Note 8 - OFFICE LEASE

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18, 540) including $4,047 (EUR €3,000) for a deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of June 30, 2018, $3,697 (EUR €3,000) is shown as deposits in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,960 (EUR€1,592) plus a fee of 3.6%

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 8 - OFFICE LEASE (continued)

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Amount owed for maintenance charges	$15,790	$16,238
Amount owed for utility charges	16,344	16,807
	$32,134	$33,045

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,300 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,600 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,600 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,450 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,600 (GBP £40,000) per annum (exclusive of VAT).

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 8 - OFFICE LEASE (continued)

Lease in UK (continued)

Under the term of the lease agreement, the Company paid a total of $26,310 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

Location	June 30, 2018	December 31, 2017
Greece	$3,495	$3,594
UK	35,082	35,988
	$38,577	$39,582

As of June 30, 2018, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2018	10,862	20,828
2019	21,724	50,425
2020	3,621	8,770
	$36,207	$80,023

Note 9 -   LOANS

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$46,599) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at June 30, 2018 and December 31, 2017 a total of $50,054 and $50,276, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $1,229 were accrued in the six months ended June 30, 2018. The loan was not repaid in January 2018 and is currently in default.

Note 10 -   COMMITMENTS

(1)	Consulting Agreement with Dr. Christos Kapatos

On April 16, 2014, the Company entered into a Consulting Agreement with Christos Kapatos whereby he will provide his services as Chief Technical Officer for the Company and the Company's wholly-owned subsidiaries.  The contract has a term of one year, renewable for such further term as may be mutually agreed between the parties. In the case that a research and development project is initiated and completed during the term of the agreement, Kapatos shall receive seventy thousand (70,000) shares of the Company's common stock for each research project completed with a valuation less than twenty million dollars ($20,000,000 USD), one hundred and seventy-five thousand (175,000) shares of the Company's common stock for each research project completed with a valuation equal or greater than twenty million US dollars ($20,000,000 USD). Details of compensation under the terms of the consulting agreement are included in Note 11(ii).

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 10 -   COMMITMENTS (continued)

(2)	Consulting Agreement with JAMB

Effective July 10, 2017, the Company entered into a business consulting agreement (the "Consulting Agreement") with JAMB Group LLC. ("Consultant") for services to commence July 15, 2017 and to continue for a period of twelve (12) months thereafter. Under the terms of the Agreement, the Consultant shall provide consulting services to the Company for the development and expansion of its business, including the introduction to specific Targets for the purposes of financing transactions or other business relationship. The Consultant is entitled to compensation for the provision of services in the form of 25,000 shares of the common stock which were issued upon execution of the Consulting Agreement, as well as certain other fees and consideration.

25,000 shares have been valued at $79,950, the fair market value of $3.198 per share, on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017.

(3)	Consulting Agreement with Mr. Stefanos Batzakis

On September 1, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr Stefanos Batzakis. As per terms of said Agreement Batzakis will provide services to the Company as IT Solutions Manager, for a term of one (1) year and receive compensation in the form of stock, namely twenty-five thousand (25,000) common shares, which were issued upon signing of this Agreement.

25,000 shares have been valued at $40,000, the fair market value of $1.60 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017

(4)	Consulting Agreement with Dr. Ioannis Doupis

On October 9, 2017, the Company appointed Dr. Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014 and Concurrently entered into an advisory board agreement. Compensation shall be the grant of a total of 25,000 shares of the Company's common stock valued at the fair market price on the date of grant of $1.4 per share. The advisory board appointment is for a term of one year.

25,000 shares have been valued at $35,000, the fair market value of $1.40 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017

(5)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 (IUSD$2,330) and was issued 100,000 shares of the Company's common stock. The 100,000 shares were issued as compensation as of the date of the agreement and were valued at $1 per share or $100,000, the fair market value on the date of issuance in the year ended December 31, 2017.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 10 -   COMMITMENTS (continued)

(6)	Consulting Agreement with Charalampos Sgardelis

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of Two Thousand Euros (2,000 €) (USD$2,330) per month.

On February 26, 2018 the Company approved a three (3) year extension to the Agreement (the "Addendum") between the Company and Sgardelis. Under the terms and conditions of the Addendum, Sgardelis is entitled to receive compensation of Three Thousand Euros (3,000 €) (USD$3,495) per month and shall be awarded 250,000 common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $0.98 per share for total consideration of $245,000.

(7)	Advisory Agreement with Ravi Vaidyanathan

On March 27, 2018, the Company entered into a one-year advisory agreement (the "Agreement") with Mr. Ravi Vaidyanathan (the "Advisor"). Under the terms and conditions of the Agreement, the Advisor is appointed to the Company's Scientific Advisory Board and is entitled to remuneration for the provision of services in the form of 25,000 shares of the common stock to be issued upon signing of the Agreement. Further, the Advisor shall be granted additional 12,500 shares of the common stock to be issued after a time-period of six (6) months from the signing of the Agreement. The Advisor shall serve on the Scientific Advisory Board in the position of Biomechatronics and Human Augmentation Advisor. The Company or the Advisor may terminate the agreement upon 30 days written notice. The issued shares were valued at fair market value on the date of issuance or $1.10 per share for total consideration of $27,500.

(8)	Addendum to Service Agreement with Nikolaos Gemelos

On January 16, 2018, the Company entered into a one-year service agreement (the "Agreement") with Mr. Nikolaos Gemelos ("Gemelos"). Under the terms of the Agreement, Gemelos provides services to the Company as Consultant, for a term of one (1) year and he is entitled to a success fee of 5% of the amount actually invested in the Company by introduced accredited investors, and 5% of the amount invested in the form of restricted shares of the common stock of the Company. On May 3, 2018, the Company entered into an amendment to the aforementioned Agreement. Under the terms and conditions of this Addendum, Gemelos shall be awarded 5,000 restricted common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $1.34 per share for total consideration of $6,700.

(9)	Service Agreement with Georgios Dritsoulas

On June 7, 2018, the Company entered into a six-month service agreement with Mr. Georgios Dritsoulas. As per terms of said Agreement, Mr. Dritsoulas will provide services to the Company as Consultant for the development and expansion of the Company's business for a term of six (6) months. Mr. Dritsoulas received compensation of 2,500 restricted common shares as compensation for the services provided. The issued shares were valued at fair market value on the date of issuance or $2 per share for total consideration of $5,000.

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the three and six months ended June 30, 2018 and 2017

(a)	Services provided from related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consulting fees from CEO and President (i)	$34,866	$30,000	$73,733	$60,000
Consulting fees from a Director (ii)	15,361	10,980	30,722	21,635
Professional fees from Director (iii)	3,686	3,294	7,373	6,490
Consulting fees for VP (iv)	12,904	6,588	25,807	12,981
Stock options granted to CEO and President (i)	122,543	-	245,086	-
Stock options granted to Director (ii)	45,300	-	90,600	-
Stock options granted to VP (iv)	16,800	-	33,600	187,200
Stock award granted to Director (iii)	-	-	-	172,000
	$251,460	$50,862	$506,921	$460,306

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (cont'd)

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  In January 2018, the Company agreed to revise the currency of Mr. Leontaritis salary, and his compensation changed from US$10,000 per month to EUR10,000 (USD$11,650) per month.  Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.  The Company recognized stock-based compensation expense allocated to consulting fees of $122,543 and $245,086 during the three and six months ended June 30, 2018 and 2017. The unrecognized amount of $1,715,608 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2019, Mr. Leontaritis is entitled to total remaining minimum payments of EUR180,000 (US$217,918).

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

On December 12, 2017, the Company approved the issuance of 925,000 common shares to Dr. Christos Kapatos, CTO and Director of the Company, as consideration for the transfer of certain complementary technological developments and work in progress, in the form of a stock award which vested as of the date of grant.  The 925,000 shares have been valued at $925,000, or $1.00 per share, the fair market value on grant date, which amount has been expensed as research and development expenses. Concurrently, the Company approved a six-year extension to the consulting agreement with Dr. Kapatos. The revision to the Agreement ("Addendum No. 3") has a term of six years, being effective as of April 16, 2017, and ending on April 15, 2023, renewable for such further term as may be mutually agreed between the parties. As per Addendum No. 3 Mr. Kapatos shall receive annual compensation of EUR50,000 (US$58,250) and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Dr Kapatos shall also be entitled to acquire at his discretion 1,250,000 shares of the common stock at a price of US$1.00 for a term of six years.

On May 23, 2018 the Company approved an amendment to the term of the scientific advisory agreement with Dr. Christos Kapatos, board member CTO and member of the Scientific Advisory Board, originally entered into on April 15, 2014 in order to extend the term to April 15, 2019.

The Company recognized stock-based compensation expense allocated to consulting fees of $45,300 and $90,600 during the three and six months ended June 30, 2018. The unrecognized amount of $984,900 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2023, Dr. Kapatos is entitled to total minimum payments of EUR275,000 (US$332,930).

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(a)	Services provided from related parties:(cont'd)

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016, Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director which amount totaled US$13,500 and $13,300 respectively. During the six months ended June 30, 2018 Mr. Kardaras invoiced the Company EUR6,000 (USD$7,373)

On March 3, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $172,000, the fair market value of $3.44 per share on issue date, which amount has been expensed as stock-based compensation.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,330 (€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement and the Company approved the grant of a stock award of 15,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 5,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of $169,000 in respect of 10,000 vested shares was recorded as stock-based compensation. On March 1, 2017, the final instalment of 5,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock-based compensation in 2017.

On March 17, 2017, the Company approved the issuance of a further 50,000 common shares for the services provided by Mr. Katsaros, in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $170,000, the fair market value of $3.40 per share on grant date, which amount has been expensed as stock-based compensation.

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,310), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

The Company recognized stock-based compensation expense allocated to consulting fees of $16,800 during the six months ended June 30, 2018. The unrecognized amount of $320,300 will be expensed in future periods. Over the remaining term of his contract which expires in fiscal 2021, Mr. Katsaros is entitled to total minimum payments of EUR105,000 (US$127,119).

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(b)	Accounts payable and accrued liabilities from related parties:

	June 30,	December 31,
	2018	2017
CEO and President (i)	$16,427	$413,010
Director (ii)	-	95,843
Converted to shares upon debt settlement	(16,427)	-
	$-	$508,853

(c)	Advances from related parties:

	June 30,	December 31,
	2018	2017
CEO and President (i)	$44,485	$287,073
Director (ii)	-	54,282
Converted to shares upon debt settlement	(44,485)	-
	$-	$341,355

(d)	Convertible Debt, related parties:

On February 15, 2018, the Company and certain shareholders holding in excess of 5% of the Company's common stock and concurrently holding a position on the Company's Board, or acting in the capacity of any officer of the Company or its subsidiaries, agreed that repayment against pre-existing debt payable by the Company on the agreement date shall be  suspended until such time as  the Company concludes a full profitable year of operations. Further the parties agreed that any such pre-existing debt or portion thereof shall be convertible at any time into restricted shares of the Company's common stock at a price equal or greater to $0.60 per share. On the date of the agreement the fair market value of the Company's common stock as traded on OTCMarkets was $0.806 per share. The Company accounted for this transaction by applying ASC 470-20-35.  As the convertible debt has no stated redemption date, the Company will recognize the discount as interest expense on the earliest conversion date.

The Company has reclassified all debts payable as of February 15, 2018 to our CEO and CTO from advances and accounts payable, related party, to convertible debt, related party.

On each of May 31, 2018 and on June 26, 2018, the Company entered into Debt Settlement and Subscription Agreements with the President of the Company, Mr. Sotirios Leontaritis to settle total debt in the amount of $679,371 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements.  into 1,132,286 shares of the Company's common stock at a price of US$0.60 per share. The Company valued the aforementioned issuances at the closing price of the Company's stock as traded on the OTCMarkets on the date of issue. The difference in price resulted in the Company recording interest expense in the amount of $1,321,971 in respect of the transaction.

On June 26, 2018, the Company entered into a Debt Settlement and Subscription Agreement with a Director of the Company, Dr. Christos Kapatos to settle total debt in the amount of US$131,870 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 219,784 shares of the Company's common stock at a price of US$0.60 per share. The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarkets on the date of issue. The difference in price resulted in the Company recording interest expense in the amount of $285,718 in respect to the transaction.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 35,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 13 below)

Share issuances during the six months ended June 30, 2018

During the six months ended June 30, 2018, 630,821 shares of common stock were issued in respect of various private placements for total cash proceeds of $382,792.

During the six months ended June 30, 2018, the Company issued 282,500 shares to employees, board members and consultants valued at $284,200, for services rendered.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTC Markets on the respective dates of issuance.

During the six months ended June 30, 2018, the Company issued 1,132,286 shares valued at fair market value on the date(s) of issuance for a total of $2,001,342 to Mr. Leontaritis to settle debt in the amount of $679,371.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording interest expenses in the amount of $1,321,971.

During the six months ended June 30, 2018, the Company issued 219,784 shares valued at fair market value on the date of issuance of $417,588 to Dr. Christos Kapatos to settle debt in the amount of $131,870.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording interest expenses in the amount of $285,718.

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

Note 13 - STOCK OPTIONS

A total of 25,000 stock options granted during April and June of fiscal 2014 entitling each holder the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years remain unexercised and outstanding as at June 30, 2018.  The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 13 - STOCK OPTIONS (continued)

On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019. Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.

On December 12, 2017, Dr. Christos Kapatos, director, was issued a stock option as part of an extension to his employment contract under which, at his discretion, he may acquire 1,250,000 shares of the common stock at a price of US$1.00 for a term of six years.

Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

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

The Company recognized stock-based compensation expense allocated to consulting fees of $184,643 and $122,543 during the three months ended June 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense allocated to consulting fees of $369,286 and $245,086 during the six months ended June 30, 2018 and 2017, respectively.  The unrecognized amount of $3,004,008 will be expensed in future periods.

The following table summarizes information concerning stock options outstanding as of June 30, 2018, and December 31, 2017:

Series A Preferred Stock:

	June 30, 2018		December 31, 2017
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 0.82 years.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 13 - STOCK OPTIONS (continued)

Common stock:

	June 30, 2018		December 31, 2017
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,400,000	1.52	-	-
Granted	500,000	1.00	1,400,000	1.52
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	1,900,000	1.4	1,400,000	1.52

The aforementioned options have an average remaining life of 5.30 years.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 13 - STOCK OPTIONS (continued)

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

Three months ended June 30, 2018:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$102,303	$-	$-	$102,303
Depreciation & amortization	$2,357	$11,248	$5,722	$19,327
Net (Loss) from operations	$(30,812)	$(100,602)	$(2,006,053)	$(2,137,467)
Interest expenses	$-	$-	$(1,608,304)	$(1,608,304)
Assets	$53,308	$123,129	$143,031	$319,468
Expenditure on long-lived assets	$-	$-	$-	$-

Three months ended June 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$133,220	$40	$-	$133,260
Depreciation & amortization	$2,694	$13,294	$11,280	$27,268
Net Income (Loss) from operations	$46,011	$(98,853)	$(255,678)	$(308,520)
Interest expenses	$(17)	$-	$(549)	$(566)
Assets	$76,772	$163,940	$91,004	$331,716
Expenditure on long-lived assets	$-	$-	$-	$-

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2018

Note 14 - SEGMENT REPORTING (continued)

Six months ended June 30, 2018:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$229,193	$4,890	$-	$234,083
Depreciation & amortization	$4,714	$22,495	$11,573	$38,782
Net (Loss) from operations	$(10,343)	$(177,153)	$(2,643,486)	$(2,830,982)
Interest expenses	$-	$-	$1,608,918)	$(1,608,918)
Assets	$53,308	$123,129	$143,031	$319,468
Expenditure on long-lived assets	$-	$-	$-	$-

Six months ended June 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$217,104	$2,596	$-	$219,700
Depreciation & amortization	$4,925	$24,065	$19,186	$48,176
Net (Loss) from operations	$21,679	$(157,858)	$(908,158)	$(1,044,337)
Interest expenses	$(1,057)	$-	$(1,045)	$(2,102)
Assets	$76,772	$163,940	$91,004	$331,716
Expenditure on long-lived assets	$-	$-	$-	$-

Note 15 - SUBSEQUENT EVENTS

On July 9, 2018, the Company and a third party corporation entered into a private placement subscription agreement whereunder the corporation subscribed for 168,177 shares of the Company's common stock at US$1.40 per share for total proceeds of $235,447.

On July 19, 2018 the Company incorporated a Cyprus subsidiary, Rafina Innovations (Cyprus) Ltd. in order to better facilitate its international banking requirements.

On August 8, 2018 the Company and an individual subscriber entered into a private placement subscription agreement whereunder the individual subscribed for 14,495 shares of the Company's common stock at US$0.80 per share for total proceeds of $11,596.

On September 3, 2018, the Company's lease in Paleo Faliro was terminated by the Lessor.  The Company and the Lessor are currently negotiating a settlement of the remaining lease obligation.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Rafina Innovations Inc.  for the six month period ended June 30, 2018 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 17, 2018. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

As we continue to implement our growth strategy, our complementary business model of 1) creating the first cross-border independent chain of Prosthetics & Orthotics (P&O) and Diabetic Foot clinics in Europe and the Middle East and 2) developing a wide portfolio of proprietary hardware solutions with first in line the FlexisenseTM sensor system, aiming to empower the user by providing on demand information in the fields of Digital Health, Prosthetics, Orthotics, Diabetes, Assistive Devices, Sports and Wellbeing, and licensing to established industry participants. Rafina Innovations Inc.  is listed on the OTC Markets in the USA (OTCMarkets: VICA), has its executive office in Athens, Greece and its R&D center in Glasgow, UK.

We have two wholly-owned Scottish subsidiaries: HCi Viocare Technologies Inc. and HCi Viocare Clinics UK Limited, and one wholly owned Greek subsidiary, HCi Viocare Clinics (Hellas) S A. Our Greek subsidiary is currently being liquidated and dissolved. On July 19, 2018 we incorporated a Cyprus subsidiary, Rafina Innovations (Cyprus) Ltd. in order to better facilitate our international banking requirements.

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

Key business developments and material events in the most recently completely quarter ended June 30, 2018 and to date

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

On February 15, 2018, the Company entered into a Term Sheet with Mr. Georgios Thrapsaniotis and Mrs. Stella Thrapsanioti, his spouse ("Stella"), pursuant to which Mr. and Mrs. Thrapsaniotis will purchase certain securities of the Company at a fixed price of US$0.60 per share.  Upon execution of the Term Sheet, one or multiple Private Placement Subscription Agreements are agreed to be entered into during  the immediately following 10 days for total proceeds of USD $360,000 in respect of the issuance of a total of 600,000 shares of the restricted common stock of the Company.  As at the date of the Term Sheet, Mr. and Mrs. Thrapsaniotis collectively owned 902,495 restricted shares of the Company's common stock.

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

On February 16, 2018, Thrapsaniotis subscribed for a total of 600,000 shares of the Company's restricted common stock at US$0.60 per share for total cash proceeds of $360,000.  Concurrently, Thrapsaniotis and Stella became affiliates of the Company, holding jointly a total of 1,502,495 shares of the Company's common stock or 11.99% percent of the total issued and outstanding share capital at the time of issuance.

On March 27, 2018, the Company entered into a one-year advisory agreement with Mr. Ravi Vaidyanathan (the "Advisor"). Under the terms and conditions of the Agreement, the Advisor is appointed to the Company's Scientific Advisory Board and shall serve in the position of Biomechatronics and Human Augmentation Advisor.

On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 6,135,528 of his restricted common shares to Maschari. Mr. Leontaritis received in exchange a Promissory Note dated March 30, 2018, to reflect the terms of the Agreement, in the principal amount of US$7,362,633 or US$1.20 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis.  Further, under the terms of the Agreement, the common shares are to be registered in the name of Maschari, however, until such time as the Promissory Note is paid in full, or the parties agree by written addendum thereto to the release of shares on a pro-rata basis in such amounts as may equal installment payments received, the shares shall remain encumbered. Further, in the event of any reverse split, forward split, cancellation or class conversion, as may occur in the normal course, which impacts the Company's common shares, it is agreed by the parties that such replacement shares, regardless of class and number, will continue to remain in escrow and may not be sold until paid in full and/or the parties have agreed to their release on a pro-rata basis for consideration received.

The shares sold by Mr. Leontaritis represented approximately 49.1% of the Company's total outstanding shares common stock. Mr. Leontaritis continues to hold 1,965,619 shares of the Company's common stock representing approximately 13.6% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time.

On January 16, 2018, the Company entered into a one-year service agreement  with Mr. Nikolaos Gemelos ("Gemelos"). Under the terms of the Agreement, Gemelos provides services to the Company as Consultant, for a term of one (1) year and he is entitled to a success fee of 5% of the amount actually invested in the Company by introduced accredited investors, and 5% of the amount invested in the form of restricted shares of the common stock of the Company. On May 3, 2018, the Company entered into an amendment to the aforementioned Agreement. Under the terms and conditions of this Addendum, Gemelos shall be awarded 5,000 restricted common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $1.34 per share for total consideration of $6,700.

On May 23, 2018 the Company approved an amendment to the term of the scientific advisory agreement with Dr. Christos Kapatos, board member CTO and member of the Scientific Advisory Board, originally entered into on April 15, 2014 in order to extend the term to April 15, 2019.

On May 24, 2018 the Company incorporated a wholly owned subsidiary for purposes of completing a merger and name change from HCi Viocare to Rafina Innovations, Inc. Concurrently the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The name change and reverse share split became effective on July 9, 2018.  Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse share split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse share split.

On June 7, 2018, the Company entered into a six-month service agreement with Mr. Georgios Dritsoulas. As per terms of said Agreement, Mr. Dritsoulas will provide services to the Company as Consultant for the development and expansion of the Company's business for a term of six (6) months. Mr. Dritsoulas received compensation of 2,500 restricted common shares as compensation for the services provided. The issued shares were valued at fair market value on the date of issuance or $2 per share for total consideration of $5,000.

On each of May 31, 2018 and on June 26, 2018, the Company entered into Debt Settlement and Subscription Agreements with the President of the Company, Mr. Sotirios Leontaritis to settle total debt in the amount of $679,371 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements.  into 1,132,286 shares of the Company's common stock at a price of US$0.60 per share. The Company valued the aforementioned issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording interest expenses in the amount of $1,321,971 in respect of the transactions.

On June 26, 2018, the Company entered into a Debt Settlement and Subscription Agreement with a Director of the Company, Dr. Christos Kapatos to settle total debt in the amount of US$131,870 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 219,784 shares of the Company's common stock at a price of US$0.60 per share. The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording interest expenses in the amount of $285,718 in respect to the transaction.

Additional information on the Company's activities, technologies and management team can be found at the Company's website: http://www.rafinainnovations.com

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018 and 2017

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $102,303 in revenues from operations and $50,294 in costs of goods sold for the three months ended June 30, 2018, compared to $133,260 in revenue and $29,022 in costs of goods sold for the three month period ended June 30, 2017.   The current quarter decrease in revenue is due to a change in the services provided period over period at the P&O clinic.  During fiscal 2017 the Company was able to provide higher margin orthotics services to a larger number of customers. In addition, the quarter over quarter decline from fiscal 2017 to fiscal 2018 is a result of the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP. The increase to costs of goods sold period over period is due to more costly supplies required for the current period prosthetic devices and associated products.  In addition during the prior comparative three month period we experienced an increase in consultation and repair services for which there are no associated costs of goods as these services are provided by salaried employees.

Operating Expenses – Operating expenses totaled $575,870 in the three months ended June 30, 2018 and were increased as compared to operating expenses of $412,758 in the prior three month comparative period.   Professional fees increased dramatically period over period from $15,346 in fiscal 2017 to $45,884 in the current three month period ended June 30, 2018 as a result of certain additional legal services required. Consulting fees increased substantially from $182,401 (2017) to $272,534 in 2018.  In the case of the consulting fees the change in reported expenses relates to the valuation of stock based compensation in the current three month period.  During fiscal 2017 the Company recorded stock based compensation of $Nil as compared to $11,700 in the three months ended June 30, 2018.   Office rent, research and development and travel expenses also increased in the three months ended June 30,  2018 as compared to results from the same three month period in 2017.

Loss from Operations – During the three-month periods ended June 30, 2018 and 2017 we recorded losses from operations of $523,861 and $308,520 respectively.

Other expenses - During the three months ended June 30, 2018, the Company incurred interest expenses due to related party of $1,607,689 in respect to certain advances, fees and expenses settled by the issuance of shares at a discount to market, with no comparative entry in the comparative three month period ended June 30, 2017.  Further the Company recorded a loss on foreign currency translation of $5,302 in the current period as compared to a gain of $2,394 in the prior comparative three months. Interest expenses to third parties remained constant period over period.

Net Loss - During the comparative three month periods ended June 30, 2018 and 2017, the Company recorded a net loss of $2,137,467 and $306,692 respectively.

Comparison of the Six Months Ended June 30, 2018 and 2017

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $234,083 in revenues from operations and $89,797 in costs of goods sold for the six months ended June 30, 2018, compared to $219,700 in revenue and $76,579 in costs of goods sold for the six month period ended June 30, 2017.   Revenues remained constant period over period, despite the fact that the GBP declined substantially in value period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP. The increase to costs of goods sold period over period is due to more costly supplies required for the current period prosthetics and associated products.  In addition during the prior comparative six month period we experienced an increase in consultation and repair services for which there are no associated costs of goods as these services are provided by salaried employees.

Operating Expenses – Operating expenses totaled $1,362,873 in the six months ended June 30, 2018 and were increased as compared to operating expenses of $1,186,840 in the prior six month comparative period.   Professional fees decreased dramatically period over period from $254,485 in fiscal 2017 to $65,320 in the current six month period ended June 30, 2018 as a result of certain professional fees being settled by the issuance of stock based compensation in fiscal 2017, with no similar expense in fiscal 2018. Consulting fees increased substantially from $540,173 (2017) to $809,759 in 2018.  In the case of the consulting fees the change in reported expenses relates to the valuation of stock based compensation in the current six month period.  During fiscal 2017 the Company recorded stock based compensation of $399,900 as compared to $284,200 in the six months ended June 30, 2018.   Office rent, research and development and travel expenses also increased in the six months ended June 30, 2018 as compared to results from the same three month period in 2017.

Loss from Operations – During the six-month periods ended June 30, 2018 and 2017 we recorded losses from operations of $1,362,873 and $1,186,840 respectively.

Other expenses - During the six months ended June 30, 2018, the Company interest expenses due to related party of $1,607,689 in respect to certain advances, fees and expenses settled by the issuance of shares at a discount to market, with no comparative entry in the comparative six month period ended June 30, 2017.  Further the Company recorded a loss on foreign currency translation of $3,477 in the current period as compared to a gain of $1,484 in the prior comparative six months. Interest expenses to third parties totaled $1,229 and $2,102 over the comparative six month periods ended June 30, 2018 and 2017.

Net Loss - During the comparative six month periods ended June 30, 2018 and 2017, the Company recorded a net loss of $2,830,982 and $1,044,337 respectively.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2018, we had $8,650 cash on deposit, $28,458 in accounts receivables, $99,340 in other receivables, $4,285 in inventory, and prepaid expenses of $64,407 for total current assets of $205,140.  Further we had current liabilities of $504,365 in accounts payable and accrued expenses (including amounts due to related parties), $80,000 in income taxes payable and $46,600 in short term notes from third parties.   We had a working capital deficit of $425,825 as at June 30, 2018. While the Company's prosthetics and orthotics clinic in Glasgow has increased its patient through-put year over year, sales were not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we did not record revenue in this segment in the six months ended June 30, 2018, as we continue to work towards a larger commercial licensing contract.  Presently we rely on our advances from our President and director, as well as private placements from qualified investors, and our Board members, to fund our general operating expenses.   We secured loans and advances from related parties during the six months ended June 30, 2018 of $210,058 and made repayments towards related party advances of $181,504 in the period. The Company has closed private placements in the amount of $382,792 in the six months ended June 30, 2018.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity based financing, anticipated during the fiscal year 2018.

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

GOING CONCERN

The Company incurred net losses of $2,137,467 and $2,830,982 for the three and six months ended June 30, 2018, respectively, and net loss of $306,692 and $1,044,337 for the three and six months ended June 30,2017, respectively and has a retained deficit of $37,567,615. In addition, the Company had a working capital deficiency of $425,825 and a stockholders' deficit of $311,497 at June 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. Rafina Innovations Inc.  has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of Rafina Innovations Inc.  very doubtful.  In addition, the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of one or more technologies, the ongoing operation of a P&O clinic in Glasgow, the opening of several additional P&O clinics in identified European markets, as well as other strategically placed P&O clinics, as well as ongoing research and development to bring new technologies to market.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the three-month period ended June 30, 2018.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.  During the period the Company adopted ASC 606 – Revenue from Contracts with Customers. There was no impact on the Company's financial statements as a result of adopting Topic 606 for the six months ended June 30, 2018 and 2017, or the twelve months ended December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of June 30, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Viocare, Inc. a New Jersey corporation (the «Plaintiff») filed a complaint on October 24, 2016 in the United States District Court, District of Nevada objecting to the use of the name «viocare» by Rafina Innovations Inc. , of Nevada (the «Defendant»). The Company and Viocare Inc. have agreed to terms of settlement effective October 19, 2017.  Under the terms of the settlement, among other concessions the Company has agreed to the following:

 - To remove "Viocare" from its registered name in the State of Nevada, its website and all usage in the United States of America and Canada, including any registered trademarks;

 - To remove "Viocare" from the subsidiary UK registered company "HCI VIOCARE TECHNOLOGIES LIMITED", its website, if any, and all usage in the United States of America and Canada, including any registered trademarks;

 - It is allowed to the Company to use the trademark "VIOCARE" only on its activities in health care services field excluding the territory of U.S.A. and Canada.

 - No objection to the Plaintiff's use of its mark in Europe provided Plaintiff does not use for P&O clinics, or goods and services related diabetic foot care; and,

- The Company undertook to terminate the website at http://www.hciviocare.com and assign Company's URL(s) to Plaintiff.

The Company has completed a name change in the State of Nevada effective July 9, 2018, in order to comply with this settlement and will alter the name of its UK subsidiary company HCI VIOCARE TECHNOLOGIES LIMITED to RAFINA TECHNOLOGIES LIMITED during September 2018.

We know of no other material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2018, the Company and a third party corporation entered into a private placement subscription agreement whereunder the corporation subscribed for 168,177 shares of the Company's common stock at US$1.40 per share for total proceeds of $235,447.

On August 8, 2018 the Company and an individual subscriber entered into a private placement subscription agreement whereunder the individual subscribed for 14,495 shares of the Company's common stock at US$0.80 per share for total proceeds of $11,596.

The shares of Common Stock referenced above were issued in reliance upon the exemption from securities registration afforded by the provisions of Regulation S of the Securities Act of 1933, as amended, ("Securities Act"), as promulgated by the U.S. Securities and Exchange Commission under the Securities Act. Our reliance upon the exemption under Rule 903 of Regulation S of the Securities Act was based on the fact that the sales of the securities were completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any

Other than as disclosed above, there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

(b)
On May 24, 2018 the Company incorporated a wholly owned subsidiary for purposes of completing a merger and name change from HCi Viocare to Rafina Innovations, Inc. Concurrently the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The name change and reverse share split became effective on July 9, 2018.

The Company's trading symbol remained unchanged and is OTC Markets:VICA.  The Company's CUSIP is 75063R106.

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

Rafina Innovations Inc.

Date:	September 11, 2018	By:	/s/ Sotirios Leontaritis
		Name:	Sotirios Leontaritis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)