Form 10-Q
period 2018-09-30
Rafina Innovations Inc.
filed 2018-12-28
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

14,409,593 shares of common stock issued and outstanding as of December 11, 2018

RAFINA INNOVATIONS INC.

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission on May 17, 2018.

Page
Condensed Consolidated Balance Sheets (Unaudited)	F-1
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)	F-2
Condensed Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to Condensed Consolidated Financial Statements (Unaudited)	F-4 to F-25

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$29,713	352,498
Accounts receivable	50,725	27,557
Other receivable	88,822	59,827
Inventory	4,245	4,395
Prepaid expenses	50,146	50,525
Total Current Assets	223,651	494,802

Property, plant and equipment, net	95,635	155,029

Total Assets	$319,286	649,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$519,972	582,781
Accounts payable and accrued expenses-related party	7,131	508,853
Income tax penalties payable	80,000	80,000
Advances from a related party	-	341,355
Notes payable, third parties	80,510	47,921
Total Current Liabilities	687,613	1,560,910

Total Liabilities	687,613	1,560,910

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.0001, 35,000,000 shares authorized; 14,219,681 shares issued and outstanding as of September 30, 2018 and 11,919,285 shares issued and outstanding as of December 31, 2017	1,422	1,192
Additional paid-in capital	37,629,553	33,841,702
Accumulated deficit	(37,950,401)	(34,736,633)
Accumulated other comprehensive income (loss)	(48,901)	(17,340)
Stockholders' equity (deficit)	(368,327)	(911,079)
Total Liabilities and Stockholders' Equity (Deficit)	$319,286	649,831

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues
Sales	$91,173	$50,218	$325,256	$269,918
Cost of goods sold	(20,994)	(8,037)	(110,791)	(84,616)
Gross Profit	70,179	42,181	214,465	185,302

Operating Expenses
Depreciation	17,288	26,406	56,070	74,583
Office rent	18,113	26,421	71,862	73,529
Office expenses	61,350	43,340	197,473	139,274
Consultancy Fees	262,043	302,825	1,071,802	842,998
Professional fees	52,766	12,655	118,086	267,140
Research and development	18,904	49,627	202,961	222,214
Travel and entertainment	17,220	13,042	92,303	41,418
Total Operating Expenses	447,684	474,316	1,810,557	1,661,156

Loss from Operations	(377,505)	(432,135)	(1,596,092)	(1,475,854)

Other Income (Expenses)
(Loss) on conversion of debt	(1,747)	(17,707)	(1,609,436)	(17,707)
Gain (Loss) on foreign currency transaction	(2,278)	(1,141)	(5,755)	343
Interest Expenses due to third party	(1,256)	-	(2,485)	-
Interest Expenses due to related party	-	(3,418)	-	(5,520)
Total Other Income (Expenses)	(5,281)	(22,266)	(1,617,676)	(22,884)

Loss before Provision for Income Tax	(382,786)	(454,401)	(3,213,768)	(1,498,738)

Provision for Income Tax	-	-	-	-

Net Loss	$(382,786)	$(454,401)	$(3,213,768)	$(1,498,738)

Basic and fully diluted loss per share	$(0.03)	$(0.05)	$(0.24)	$(0.11)

Weighted average shares outstanding	14,312,670	9,903,242	13,184,341	9,753,242

Comprehensive Income (Loss):
Net loss	$(382,786)	$(454,401)	$(3,213,768)	$(1,498,738)
Effect of foreign currency translation	(6,919)	(26,421)	(31,561)	(89,123)
Comprehensive Loss	$(389,705)	$(480,822)	$(3,245,329)	$(1,587,861)

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	September 30,
	2018	2017

Operating Activities
Net loss	$(3,213,768)	$(1,498,738)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of stock options	369,287	367,629
Share based compensation	468,842	407,650
Shares issued for services provided	-	119,950
Loss on conversion of debt	1,609,436	17,707
Depreciation	56,070	74,583
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(24,527)	(36,995)
Decrease (Increase) in prepaid expense	(31,269)	1,282
Decrease (Increase) in other receivable	(867)	2,430
Decrease (Increase) in inventory	-	562
Increase (Decrease) in accounts payable and accrued expenses	(64,884)	128,186
Increase (Decrease) in accounts payable and accrued expenses, related party	(67,362)	(49,103)
Net cash used by operating activities	(899,042)	(464,857)

Investing Activities
Net cash (used) by investing activities	-	-

Financing Activities
Advances and loans from related parties	202,345	149,708
(Repayments), advances and loans from related party	(314,041)	(250,384)
Loans from third parties	34,673	121,535
Proceeds from private placement	664,911	552,784
Net cash provided by financing activities	587,888	573,643

Increase (decrease) in cash	(311,154)	108,786
Cash at beginning of period	352,498	2,492
Effects of exchange rates on cash	(11,631)	(41,317)
Cash at end of period	$29,713	$69,961

Supplemental Disclosures of Cash Flow Information:
Cash paid (received) during year for:
Interest	$-	$-
Income taxes	$-	$-
Supplemental Non-Cash Activities
Loan and accrued interest settled with shares	$-	$86,793
Reclassification of related party accounts payable and advances to convertible debt, related parties	$721,564	$-
Shares issued to settle convertible notes, related parties, accounts payable and advances, related parties	$811,241	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

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
For the Nine Months Ended September 30, 2018

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

Note 2 - GOING CONCERN

The Company incurred net losses of $382,786 and $3,213,768 for the three and nine months ended September 30, 2018, respectively, and net loss of $454,401 and $1,498,738 for the three and nine months ended September 30,2017, respectively and has a retained deficit of $37,950,401. In addition, the Company had a working capital deficiency of $463,962 and a stockholders' deficit of $368,327 at September 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
For the Nine Months Ended September 30, 2018

Note 2 - GOING CONCERN (continued)

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

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Up until March 2018 our Chief Executive Officer owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, pursuant to which Mr. Leontaritis sold 6,135,529 of his restricted common shares to Maschari.  The shares sold by Mr. Leontaritis represented approximately 42.6% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 1,965,619 shares of the Company's common stock representing approximately 13.6% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time.

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

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2017 filed on May 17, 2018. Results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018 and any other future periods.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

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
1USD=0.86153EUR, 1USD=0.76728GBP (September 30, 2018), and;
1USD=0.8347EUR, 1USD=0.74108GBP (December 31, 2017);

ii)	income and expenses are translated at average exchange rates for nine months ended September 30, or
1USD=0.8374EUR, 1USD=0.7404GBP (September 30, 2018), and;
1USD=0.9000EUR, 1USD=0.7846GBP (September 30, 2017);

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (cont'd)

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

There was no impact on the Company's financial statements as a result of adopting Topic 606 for the three and nine months ended September 30, 2018 and 2017.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three and nine months ended September 30, 2018 and 2017, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $18,904 and $202,961for the three and nine months ended September 30, 2018, and $49,627 and $222,214 for the three and nine months ended September 30, 2017. During the period ended September 30, 2018, HCi Viocare Technologies Limited, the Company's subsidiary, received $52,766 (GBP 39,066) from the UK government as research and development tax credit.

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
For the Nine Months Ended September 30, 2018

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

Income tax years for 2014 through 2016 have been remitted timely and remain open to examination by the taxing authorities. The tax return for fiscal 2017 has not yet been filed. The Company has been assessed late filing penalties of $10,000 per year, as well as accrued interest thereon, for each of the late filed returns for the periods from inception to December 31, 2012. Prior to a change in control at the close of fiscal 2013, prior management had not timely filed its annual tax returns.  We have estimated and accrued penalties of $80,000 as taxes payable in our financial statements. The Company has retained a tax professional to assist in reaching a settlement with the IRS.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended September 30, 2018 and December 31, 2017, respectively, however, since the Company reflected a net loss in the three and nine months ended September 30, 2018 and 2017, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	September 30, 2018	December 31, 2017
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	1,900,000	1,400,000
Total	2,400,000	1,900,000

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Pronouncements
.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The amendments in this Update increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 will be effective for the Company beginning on October 1, 2019.  Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases to clarify the implementation guidance and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements. This updated guidance provides an optional transition method, which allows for the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. We have begun to identify our significant lease contracts and are in the process of evaluating the effect of the new guidance on our consolidated financial statements and related disclosures.

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	September 30, 2018	December 31, 2017
Office lease, including security deposits	$38,241	$39,582
Travel advances and other expenses	11,905	10,943
Total prepaid expense	$50,146	$50,525

Note 6 – OTHER RECEIVABLES

From time to time the Company makes short term loans to third parties in order to facilitate its business operations. The loans bear interest ranging from 1.5% to 4% per annum and generally have terms of between 60 to 180 days. In general, the Company forgives accrued interest on principal when these short-term loans are repaid on time.

Note 7 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cost
Leasehold improvements	$197,171	$203,990
Furniture and fixture	31,695	32,781
Computers and equipment	33,062	33,144
Vehicle	58,036	59,902
Machine and plant	8,892	9,206
Lab equipment	32,958	34,123
	361,814	373,146
Less: accumulated depreciation and impairment	(266,179)	(218,117)
Total	$95,635	$155,029

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 7 - PROPERTY AND EQUIPMENT (continued)

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $17,288 and $56,070 for the three and nine months ended September 30, 2018, respectively.

Depreciation expense amounted to $26,406 and $74,583 for the three and nine months ended September 30, 2017, respectively.

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

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18,540) including $4,047 (EUR €3,000) for a deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of September 30, 2018, $3,482 (EUR €3,000) is shown as deposits in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,848 (EUR€1,592) plus a fee of 3.6%.

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
For the Nine Months Ended September 30, 2018

Note 8 - OFFICE LEASE (continued)

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Amount owed for maintenance charges	$15,732	$16,238
Amount owed for utility charges	16,284	16,807
	$32,016	$33,045

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building will host the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,066 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,132 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,132 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,100 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,132 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $26,066 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

Location	September 30, 2018	December 31, 2017
Greece	$3,482	$3,594
UK	34,759	35,988
	$38,241	$39,582

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 8 - OFFICE LEASE (continued)

As of September 30, 2018, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2018	5,411	10,318
2019	21,645	49,960
2020	3,607	8,688
	$30,663	$68,966

Note 9 -   LOANS

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$46,429) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at September 30, 2018 and December 31, 2017 a total of $50,452 and $50,276, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $1,791 were accrued in the nine months ended September 30, 2018. The loan was not repaid in January 2018 and is currently in default.

On July 27, 2018, HCi Viocare Clinics UK Limited, the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 30,000 (US$34,081) with an annual interest rate of 6%, payable within six months from the date of the agreement. As at September 30, 2018 and December 31, 2017 a total of $34,480 and $0, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $413 were accrued in the nine months ended September 30, 2018.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 10 -   COMMITMENTS (continued)

(2)	Consulting Agreement with JAMB (cont'd)

25,000 shares have been valued at $79,950, the fair market value of $3.198 per share, on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017.  The contract expired without renewal in the current nine months ended September 30, 2018.

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

25,000 shares have been valued at $40,000, the fair market value of $1.60 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017. The contract expired without renewal in the current nine months ended September 30, 2018.

(4)	Consulting Agreement with Dr. Ioannis Doupis

On October 9, 2017, the Company appointed Dr. Ioannis Doupis, to the Advisory Board of the Company originally formed on April 15, 2014 and Concurrently entered into an advisory board agreement. Compensation shall be the grant of a total of 25,000 shares of the Company's common stock valued at the fair market price on the date of grant of $1.40 per share. The advisory board appointment is for a term of one year.

25,000 shares have been valued at $35,000, the fair market value of $1.40 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017.  On October 3, 2018 the Company's Board of Directors determined to terminate the Company's advisory board.

(5)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 (IUSD$2,320) and was issued 100,000 shares of the Company's common stock. The 100,000 shares were issued as compensation as of the date of the agreement and were valued at $1 per share or $100,000, the fair market value on the date of issuance in the year ended December 31, 2017.

(6)	Consulting Agreement with Charalampos Sgardelis

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of Two Thousand Euros (2,000 €) (USD$2,320) per month.

On February 26, 2018 the Company approved a three (3) year extension to the Agreement (the "Addendum") between the Company and Sgardelis. Under the terms and conditions of the Addendum, Sgardelis is entitled to receive compensation of Three Thousand Euros (3,000 €) (USD$3,480) per month and shall be awarded 250,000 common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $0.98 per share for total consideration of $245,000.  Subsequent to the period ended September 30, 2018, on November 17, 2018, the Company terminated the consulting agreement with Mr. Sgardelis.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 10 -   COMMITMENTS (continued)

(7)	Advisory Agreement with Ravi Vaidyanathan

On March 27, 2018, the Company entered into a one-year advisory agreement (the "Agreement") with Mr. Ravi Vaidyanathan (the "Advisor"). Under the terms and conditions of the Agreement, the Advisor is appointed to the Company's Scientific Advisory Board and is entitled to remuneration for the provision of services in the form of 25,000 shares of the common stock to be issued upon signing of the Agreement. Further, the Advisor shall be granted additional 12,500 shares of the common stock to be issued after a time-period of six (6) months from the signing of the Agreement. The Advisor shall serve on the Scientific Advisory Board in the position of Biomechatronics and Human Augmentation Advisor. The Company or the Advisor may terminate the agreement upon 30 days written notice. The issued shares were valued at fair market value on the date of issuance or $1.10 per share for total consideration of $27,500. On October 3, 2018 the Company's Board of Directors determined to terminate the Company's advisory board and no further shares will be issued to Mr. Vaidyanathan under the terms of this Agreement.

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

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the three and nine months ended September 30, 2018 and 2017

(a)	Services provided from related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consulting fees from CEO and President (i)	$33,739	$30,000	$107,472	$90,000
Consulting fees from a Director (ii)	13,978	11,697	44,700	33,332
Professional fees from Director (iii)	3,374	3,509	10,747	9,999
Consulting fees for VP (iv)	11,808	7,018	37,615	19,999
Stock options granted to CEO and President (i)	122,544	-	367,630	-
Stock options granted to Director (ii)	45,300	-	135,900	-
Stock options granted to VP (iv)	16,800	-	50,400	187,200
Stock award granted to Director (iii)	-	-	-	172,000
	$247,543	$52,224	$754,464	$512,530

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  In January 2018, the Company agreed to revise the currency of Mr. Leontaritis salary, and his compensation changed from US$10,000 per month to EUR10,000 (USD$11,650) per month.  Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.  The Company recognized stock-based compensation expense allocated to consulting fees of $122,543 and $245,086 during the three and six months ended September 30, 2018 and 2017. On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation, and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis would surrender for cancelation a total of 189,912 shares of the Company's common stock valued at $0.705 per share in order to settle certain amounts payable to the Company totaling $135,635 including a loss on conversion of $1,747. The shares are held in the possession of the Company's Board of Directors and have not yet been provided to the Company's transfer agent for cancelation as at the date of this report.

(ii)
On September 30, 2013, the Board of Directors of the Company appointed Dr. Christos Kapatos as a director of the Company. On April 16, 2014, the Company entered into a consulting contract with Dr. Kapatos where under his compensation shall be USD$46,430 (€40,000) per year payable in equal monthly installments beginning on May 1, 2014. On May 1, 2015, the Company approved a one-year extension of the consulting agreement, and on August 2, 2016 the Company approved a further one-year extension so that the agreement will expire April 16, 2017. During fiscal 2017 and fiscal 2016 Dr. Kapatos invoiced the Company Euros €40,000 for services rendered in each fiscal year respectively.

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

The Company recognized stock-based compensation expense allocated to consulting fees of $45,300 and $135,900 during the three and nine months ended September 30, 2018.
Effective October 3, 2018, Dr Christos Kapatos resigned from his position as Director of the Company.  Subsequently on November 21, 2018 Dr, Kapatos terminated his consulting contract.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(a)	Services provided from related parties (cont'd)

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016, Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director which amount totaled US$13,500 and $13,300 respectively. During the nine months ended September 30, 2018 Mr. Kardaras invoiced the Company EUR9,000 (USD$10,747)

On March 3, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $172,000, the fair market value of $3.44 per share on issue date, which amount has been expensed as stock-based compensation.  On October 3, 2018 Mr. Kardaras resigned as secretary and director of the Company.  He remains the Company's in house legal advisor.

(iv)
On September 1, 2015, the Board of Directors of the Company approved a consulting agreement with Sergios Katsaros and appointed Mr. Katsaros Vice President. Under the terms of the consulting agreement, Mr. Katsaros will work directly with the Company's President and CEO in order to create and implement the Company's strategic plan and assist in securing additional financing to meet the needs of the Company's business plan and corporate objectives.  The initial term of the contract is six months and Mr. Katsaros will receive compensation of USD$2,330 (€2,000) per month. On March 1, 2016, the Company approved a one-year extension to the consulting agreement and the Company approved the grant of a stock award of 15,000 common shares as compensation for the services provided by Vice President, Sergios Katsaros.  The award vests in three equal instalments of 5,000 shares as of the date of grant, the six-month anniversary of the date of grant and the 12-month anniversary of date of grant. During fiscal 2016 a total of $169,000 in respect of 10,000 vested shares was recorded as stock-based compensation. On March 1, 2017, the final installment of 5,000 shares were issued in accordance with the terms of the award valued at $17,200, the fair market value on grant date, which amount has been expensed as stock-based compensation in 2017.

On March 17, 2017, the Company approved the issuance of a further 50,000 common shares for the services provided by Mr. Katsaros, in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $170,000, the fair market value of $3.40 per share on grant date, which amount has been expensed as stock-based compensation.

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,060), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

The Company recognized stock-based compensation expense allocated to consulting fees of $16,800 during the six months ended September 30, 2018.

Subsequent to the period ended September 30, 2018, on November 17, 2018, the Company terminated the consulting agreement with Mr. Katsaros.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(b)	Accounts payable and accrued liabilities from related parties:

	September 30,	December 31,
	2018	2017
CEO and President (i)	$-	$413,010
Director (ii)	5,390	95,843
Consulting fees for VP (iv)	1,741	-
	$7,131	$508,853

(c)	Advances / other receivable from related parties:

Advances from related parties:	September 30,	December 31,
	2018	2017
CEO and President (i)	$-	$287,073
Director (ii)	-	54,282
	$-	$341,355

(d)	Convertible Debt, related parties:

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

On each of May 31, 2018 and on June 26, 2018, the Company entered into Debt Settlement and Subscription Agreements with the President of the Company, Mr. Sotirios Leontaritis to settle total debt in the amount of $679,371 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 1,132,286 shares of the Company's common stock at a price of US$0.60 per share. The Company valued the aforementioned issuances at the closing price of the Company's stock as traded on the OTCMarkets on the date of issue. The difference in price resulted in the Company recording loss on debt settlement in the amount of $1,321,971 in respect of the transaction.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(d)	Convertible Debt, related parties:(cont'd)

On June 26, 2018, the Company entered into a Debt Settlement and Subscription Agreement with a Director of the Company, Dr. Christos Kapatos to settle total debt in the amount of US$131,870 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 219,784 shares of the Company's common stock at a price of US$0.60 per share. The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarkets on the date of issue. The difference in price resulted in the Company recording loss on debt settlement in the amount of $285,718 in respect to the transaction.

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 35,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 13 below)

On May 24, 2018 the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The reverse share split became effective on July 9, 2018. Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse share split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse share split.

Share issuances during the nine months ended September 30, 2018

During the nine months ended September 30, 2018, 855,717 shares of common stock were issued in respect of various private placements for total cash proceeds of $664,911.

During the nine months ended September 30, 2018, the Company issued 282,500 shares to employees, board members and consultants valued at $284,200, for services rendered.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTC Markets on the respective dates of issuance.

During the nine months ended September 30, 2018, the Company issued 1,132,286 shares valued at fair market value on the date(s) of issuance for a total of $2,001,342 to Mr. Leontaritis to settle debt in the amount of $679,371.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording a loss on debt settlement in the amount of $1,321,971.

During the nine months ended September 30, 2018, the Company issued 219,784 shares valued at fair market value on the date of issuance of $417,588 to Dr. Christos Kapatos to settle debt in the amount of $131,870.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording loss on debt settlement in the amount of $285,718.

On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis would surrender for cancelation a total of 189,912 shares of the Company's common stock valued at $0.705 per share in order to settle certain amounts payable to the Company totaling $135,635 including a loss on conversion of $1,747. The returned shares are held in the possession of the Company's Board of Directors and have not yet been provided to the Company's transfer agent for cancelation as at the date of this report.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 13 - STOCK OPTIONS

A total of 25,000 stock options granted during April and June of fiscal 2014 entitling each holder the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years remain unexercised and outstanding as at September 30, 2018.  The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

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

The Company recognized stock-based compensation expense allocated to consulting fees of $184,644 and $122,543 during the three months ended September 30, 2018 and 2017, respectively. The Company recognized stock-based compensation expense allocated to consulting fees of $553,930 and $245,086 during the nine months ended September 30, 2018 and 2017, respectively.  Subsequent to September 30, 2018 each of Mr. Leontaritis and Dr. Kapatos resigned all positions with the Board of Directors, including any consulting contracts. In addition, the consulting contract with Mr. Katsaros was terminated. As a result, any unexercised stock options are expected to expire within 90 days of the respective contract terminations.

The following table summarizes information concerning stock options outstanding as of September 30, 2018, and December 31, 2017:

Series A Preferred Stock:

	September 30, 2018		December 31, 2017
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 13 - STOCK OPTIONS (continued)

The aforementioned options have an average remaining life of 0.57 years.

Common stock:

	September 30, 2018		December 31, 2017
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,400,000	1.52	-	-
Granted	500,000	1.00	1,400,000	1.52
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	1,900,000	1.4	1,400,000	1.52

The aforementioned options have an average remaining life of 5.05 years.

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
For the Nine Months Ended September 30, 2018

Note 13 - STOCK OPTIONS (continued)

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

Three months ended September 30, 2018:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$87,665	$3,508	$-	$91,173
Depreciation & amortization	$1,785	$10,270	$5,233	$17,288
Net (Loss) from operations	$4,431	$(14,751)	$(372,466)	$(382,786)
Interest expenses	$(694)	$-	$(562)	$(1,256)
Assets	$85,901	$115,280	$118,105	$319,286
Expenditure on long-lived assets	$-	$-	$-	$-

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 14 - SEGMENT REPORTING (cont'd)

Three months ended September 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$50,184	$34	$-	$50,218
Depreciation & amortization	$2,760	$13,536	$10,110	$26,406
Net (Loss) from operations	$(26,623)	$(19,949)	$(407,829)	$(454,401)
Interest expenses	$(2,561)	$-	$(857)	$(3,418)
Assets	$87,382	$212,288	$87,513	$387,183
Expenditure on long-lived assets	$-	$-	$-	$-

Nine months ended September 30, 2018:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$316,858	$8,398	$-	$325,256
Depreciation & amortization	$6,499	$32,765	$16,806	$56,070
Net (Loss) from operations	$(5,912)	$(191,904)	$(3,015,952)	$(3,213,768)
Interest expenses	$(694)	$-	$(1,791)	$(2,485)
Assets	$85,901	$115,280	$118,105	$319,286
Expenditure on long-lived assets	$-	$-	$-	$-

Nine months ended September 30, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$267,288	$2,630	$-	$269,918
Depreciation & amortization	$7,685	$37,601	$29,297	$74,583
Net (Loss) from operations	$(4,944)	$(177,807)	$(1,315,987)	$(1,498,738)
Interest expenses	$(3,618)	$-	$(1,902)	$(5,520)
Assets	$87,382	$212,288	$87,513	$387,183
Expenditure on long-lived assets	$-	$-	$-	$-

Note 15 - SUBSEQUENT EVENTS

Effective October 3, 2018, Dr. Christos Kapatos resigned from his position as Director of the Company.

Effective October 3, 2018, Mr. Sotirios Leontaritis resigned from his position as the President, Director and Chief Financial Officer of the Company.
Effective October 3, 2018, Mr Nikolaos Kardaras resigned from his position as the Secretary and Director of the Company. Mr. Kardaras' resignation was not the result of any disagreement with the Corporation regarding operations, policies, practices or otherwise. Mr. Kardaras will continue to consult for the Company as an independent contractor in his capacity as in-house legal counsel.
Concurrent with the aforementioned resignations, the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company and Miss Paraskevi Pylarinou as a member of the Board of Directors, Secretary and CFO of the Company.

On October 19, 2018 the Company's Board of Directors appointed Mr. Constantinos Zertalis, CEO, President and Director as Chairman of the Board of Directors.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2018

Note 15 - SUBSEQUENT EVENTS (cont'd)

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at  $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years.

On November 17, 2018, the Company's management terminated a consulting contract with Mr. Sergios Katsaros which takes effect as of December 22, 2018.

On November 17, 2018 the Company's management terminated a consulting agreement with Mr. Haralampos Sgardelis.

On November 21, 2018 the Company's Chief Technology Officer, Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").
The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Rafina Innovations Inc.  for the nine-month period ended September 30, 2018 shall be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 17, 2018. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

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

Key business developments and material events in the most nine months ended September 30, 2018 and to date

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

Effective October 3, 2018, Dr. Christos Kapatos resigned from his position as Director of the Company.

On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis would surrender for cancelation a total of 189,912 shares of the Company's common stock valued at $0.705 per share in order to settle certain amounts payable to the Company totaling $135,635 including a loss on conversion of $1,747. The shares are held in the possession of the Company's Board of Directors and have not yet been provided to the Company's transfer agent for cancelation as at the date of this report.

Effective October 3, 2018, Mr Nikolaos Kardaras resigned from his position as the Secretary and Director of the Company. Mr. Kardaras' resignation was not the result of any disagreement with the Corporation regarding operations, policies, practices or otherwise. Mr. Kardaras will continue to consult for the Company as an independent contractor in his capacity as in-house legal counsel.

Concurrent with the aforementioned resignations, the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company and Miss Paraskevi Pylarinou as a member of the Board of Directors, Secretary and CFO of the Company.

On October 19, 2018 the Company's Board of Directors appointed Mr. Constantinos Zertalis, CEO, President and Director as Chairman of the Board of Directors.

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at  $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years.

On November 17, 2018, the Company's management terminated a consulting contract with Mr. Sergios Katsaros which takes effect as of December 22, 2018.

On November 17, 2018 the Company's management terminated a consulting agreement with Mr. Haralampos Sgardelis

On November 21, 2018 the Company's Chief Technology Officer, Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2018 and 2017

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $91,173 in revenues from operations and $20,994 in costs of goods sold for the three months ended September 30, 2018, compared to $50,218 in revenue and $8,037 in costs of goods sold for the three-month period ended September 30, 2017.   The current quarter increase in revenue is due to growth in the services provided period over period at the P&O clinic.  In addition, during the current three-month period we experienced an increase in consultation and repair services for which there are no associated costs of goods as these services are provided by salaried employees.

During fiscal 2018 the Company was able to continue to provide high margin orthotics services to a larger number of customers. This is despite the fluctuation in the exchange rate of the GBP to USD period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP. The slight increase to costs of goods sold period over period is due to more costly supplies required for the current period prosthetic devices and associated products.

Operating Expenses – Operating expenses totaled $447,684 in the three months ended September 30, 2018 and were increased as compared to operating expenses of $474,316 in the prior three-month comparative period.   Professional fees increased dramatically period over period from $12,655 in fiscal 2017 to $52,766 in the current three-month period ended September 30, 2018 as a result of certain additional legal services required. Consulting fees decreased substantially from $302,825 (2017) to $262,043 in 2018.  In the case of the consulting fees the change in reported expenses relates to the valuation of stock-based compensation in the prior three-month period with no similar charges in the three months ended September 30, 2018.   Office rent decreased in the comparative periods as we relocated from our Athens office, however research and development, office and travel expenses decreased in the three months ended September 30, 2018 as compared to results from the same three month period in 2017 due the Company received R&D tax credit in the amount of $52,766.

Loss from Operations – During the three-month periods ended September 30, 2018 and 2017 we recorded losses from operations of $377,505 and $432,135 respectively.

Other expenses - During the three months ended September 30, 2018, the Company recorded a loss on foreign currency translation of $2,278 as compared to only $1,141 in the prior comparative three-month period.  Further we recorded interest expenses to third parties of $1,256 with no comparative costs in the prior three-month period, and interest expenses due to related parties of $0 compared to $3,418 in the prior three months ended September 30, 2017. During the three months ended September 30, 2018 and 2017, the Company reported a loss on debt settlement of $1,747 and $17,707, respectively.

Net Loss - During the comparative three-month periods ended September 30, 2018  we recorded a net loss of $382,786 and $454,401 respectively at the three months ended September 30, 2018 and 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $325,256 in revenues from operations and $110,791 in costs of goods sold for the nine months ended September 30, 2018, compared to $269,918 in revenue and $84,616 in costs of goods sold for the nine-month period ended September 30, 2017.   The current period increase in revenue is due to growth in the services provided period over period at the P&O clinic.  In addition, during the current nine-month period we experienced an increase in consultation and repair services for which there are no associated costs of goods as these services are provided by salaried employees.

During fiscal 2018 the Company was able to continue to provide high margin orthotics services to a larger number of customers. This is despite the fluctuation in the exchange rate of the GBP to USD period over period, which greatly impacts our US dollar reporting results as the majority of our income is earned in GBP. The slight increase to costs of goods sold period over period is due to more costly supplies required for the current period prosthetic devices and associated products.

Operating Expenses – Operating expenses totaled $1,810,557 in the nine months ended September 30, 2018 and were increased as compared to operating expenses of $1,661,156 in the prior nine months comparative period.   Professional fees decreased dramatically period over period from $267,140 in fiscal 2017 to $118,086 in the current nine months period ended September 30, 2018 as a result of certain professional fees being settled by the issuance of stock based compensation in fiscal 2017, with no similar expense in fiscal 2018. Consulting fees increased substantially from $842,998 (2017) to $1,071,802 (2018).  In the case of the consulting fees the change in reported expenses relates to the valuation of stock-based compensation in the current nine-month period as well as an overall increase to consulting services provided to the Company in the current period.  During fiscal 2017 the Company recorded stock-based compensation of $407,650 as compared to $468,842 in the nine months ended September 30, 2018.   While expenses paid for office rent remained relatively consistent, research and development and travel expenses increased substantially in the nine months ended September 30, 2018 as compared to results from the same nine months period in 2017.

Loss from Operations – During the nine-month periods ended September 30, 2018 and 2017 we recorded losses from operations of $1,596,092 and $1,475,854 respectively.

Other expenses - During the nine months ended September 30, 2018, the Company recorded loss on debt settlement of $1,607,689 in respect to certain advances, fees and expenses settled by the issuance of shares at a discount to market. Further the Company recorded a loss on foreign currency translation of $5,755 in the current period as compared to a gain of $343 in the prior comparative nine months. Interest expenses to third parties totaled $2,485 and $Nil over the comparative nine months periods ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, the Company reported a loss on debt settlement of $1,609,436 and $17,707, respectively.

Net Loss - During the comparative nine-month periods ended September 30, 2018 we recorded a net loss of $3,213,768 and $1,498,738 respectively at the nine months ended September 30, 2018 and 2017.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2018, we had $29,713 cash on deposit, $50,725 in accounts receivables, $88,822 in other receivables, $4,245 in inventory, and prepaid expenses of $50,146 for total current assets of $223,651.  Further we had current liabilities of $527,103 in accounts payable and accrued expenses (including amounts due to related parties), $80,000 in income taxes payable and $80,510 in short term notes from third parties.   We had a working capital deficit of $463,962 as at September 30, 2018. While the Company's prosthetics and orthotics clinic in Glasgow has increased its patient through-put year over year, sales were not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we did not record revenue in this segment in the nine months ended September 30, 2018, as we continue to work towards a larger commercial licensing contract.  Presently we rely on our advances from our President and director, third party loans, as well as private placements from qualified investors, and our Board members, to fund our general operating expenses.   We secured loans and advances from related parties during the nine months ended September 30, 2018 of $202,345 and made repayments towards related party advances of $314,041 in the current nine months period. The Company has closed private placements in the amount of $664,911 in the nine months ended September 30, 2018 and has received loans from third parties of $34,673.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity-based financing, anticipated during the fiscal year 2019.

The Company expects it will need to raise a total of $5,000,000 to $15,000,000 to fund its proposed operations for the next twelve to thirty-nine months, including the planned expansion of its P&O Clinics to add up to 5 additional site locations. It intends to fund operations by a combination of related party loans, debt financing and equity placements, as well as through joint venture partnerships negotiated in our recently completed quarter. The Company is seeking equity private placements from qualified investors with which to fund operations until such time as it can secure alternate financing arrangements.  The Company is also seeking joint venture partners for its various Insole technology applications as a further means to fund ongoing commercialization efforts.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $382,786 and $3,213,768 for the three and nine months ended September 30, 2018, respectively, and net loss of $454,401 and $1,498,738 for the three and nine months ended September 30,2017, respectively and has a retained deficit of $37,950,401. In addition, the Company had a working capital deficiency of $463,962 and a stockholders' deficit of $368,327 at September 30, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the nine-month period ended September 30, 2018.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.  During the period the Company adopted ASC 606 – Revenue from Contracts with Customers. There was no impact on the Company's financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2018 and 2017, or the twelve months ended December 31, 2017.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of September 30, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

The Company has completed a name change in the State of Nevada effective July 9, 2018, in order to comply with this settlement and will alter the name of its UK subsidiary company HCI VIOCARE TECHNOLOGIES LIMITED to RAFINA TECHNOLOGIES LIMITED at the earliest practicable date.

We know of no other material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis would surrender for cancelation a total of 189,912 shares of the Company's common stock valued at $0.705 per share in order to settle certain amounts payable to the Company totaling $135,635 including a loss on conversion of $1,747. The shares are held in the possession of the Company's Board of Directors and have not yet been provided to the Company's transfer agent for cancelation as at the date of this report.

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

The Company's trading symbol remained unchanged and is OTC Markets:VICA.  The Company's CUSIP is 75063R106.

(c) Changes in Management

Effective October 3, 2018, Dr. Christos Kapatos resigned from his position as Director of the Company.

Effective October 3, 2018, Mr. Sotirios Leontaritis resigned from his position as the President, Director and Chief Financial Officer of the Company.
Effective October 3, 2018, Mr Nikolaos Kardaras resigned from his position as the Secretary and Director of the Company. Mr. Kardaras' resignation was not the result of any disagreement with the Corporation regarding operations, policies, practices or otherwise. Mr. Kardaras will continue to consult for the Company as an independent contractor in his capacity as in-house legal counsel.
Concurrent with the aforementioned resignations, the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company and Miss Paraskevi Pylarinou as a member of the Board of Directors, Secretary and CFO of the Company.

On October 19, 2018 the Company's Board of Directors appointed Mr. Constantinos Zertalis, CEO, President and Director as Chairman of the Board of Directors.

On November 21, 2018 the Company's Chief Technology Officer, Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").

Item 6. Exhibits, Financial Statement Schedules

Exhibits:	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafina Innovations Inc.

Date:	December 28, 2018	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	Chief Executive Officer and President (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	December 28, 2018	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)