Form 10-K
period 2018-12-31
Rafina Innovations Inc.
filed 2019-05-16
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as at June 29, 2018 (the last business day of the registrant's most recently completed second quarter), was approximately $4,903,852 based on the $2.00 per share which was the last selling price of the Company's common stock, assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

15,719,681 shares of common stock issued and outstanding as of May 15, 2019

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks are discussed more fully in the "Risk Factors" section of this annual report. These risks include, by way of example and not in limitation:

•
we have yet to generate net income from our operations. Our first Prosthetics and Orthotics clinic opened in fiscal 2014 and continues to operate at a loss.  We have realized limited income by way of licensing fees relative to development of our technology, and we currently have no commercial products in the market;

•
we currently have several technologies and product prototypes which, while nearing commercialization, require further development to market the specific application. Our ability to generate product revenues, which may not occur for several years, if ever, will depend on the successful development and

•
our current and any future collaborations with third parties for the development and commercialization of commercialization of these technologies including the "Sensor" technology, the "Socketfit" technology and product applications derived from our "Smart Insole" product prototypes as well as our recently developed portable motion capture and gait analysis technology.

•	our current product or any newly acquired products or businesses may not be successful;

•	our current and any future collaborations with third parties for the development and commercialization of our current product or any newly acquired products or businesses may not be successful;

•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in the development of our technology or the acquisition of clinics; and

•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this Annual Report, the terms "we," "us," "company," "our" and "Rafina" mean Rafina Innovations Inc., and our wholly-owned Scottish subsidiaries: HCi Viocare Technologies Limited and HCi Viocare Clinics UK Limited, unless otherwise indicated.

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

On February 12, 2014 we acquired intellectual property rights ("IPR") over an innovative medical technology entitled 'SocketFit' from our former Board Member Dr. Christos Kapatos, as well as over any additional technologies under development or that may be developed in the future. Consideration for the acquisition of the exclusive, perpetual, revocable, transferable, royalty free worldwide ownership of the IPR, and know how to develop and exploit the IPR was the issuance of 175,000 shares of the common stock of the Company to Kapatos. SocketFit is a system that will help overcome technical and resource hurdles endemic to the prosthetic sector. The system has been designed with the aim of offering optimally fitted prosthetic sockets that will reduce the number of prostheses made for, resulting in a reduced number of visits by the patient to the prosthetic, and also assisting in the rehabilitation of amputees.

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

On April 17, 2014, the Company, through our Scottish subsidiary, HCi Viocare Technologies Limited, entered into an acquisition agreement with Dr. Christos Kapatos, a former director of both the Company and HCi Viocare Technologies ("Kapatos"), to acquire all rights and interest in and to the background IPR for a developing technology now known as "Flexisense". Kapatos has conceived and been working on a Smart Insole System which is believed to be a state-of-the-art, pressure and shear force sensing insole with an incorporated real-time global display application and a fully featured support web-space that suggests to the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet. The product is being designed to help mitigate diabetic foot complications, such as ulceration, infection and amputation.

The competing insoles that were commercially available at this time can only monitor vertical pressure on the foot and not shear and have a significantly higher cost and are intended for use in clinical or research environments.

As consideration for the acquisition:

•
HCi Viocare Technologies shall cause the parent Company to issue to Kapatos a total of 175,000 shares of the common stock of the Company on execution of the agreement and 175,000 shares of the common stock of the Company for each and every new version of the technology (new version to mean any update or improvement to the initial commercial product to be developed from the technology, after the commercial development of the first Market Ready Insole from the technology acquired, should the new version be developed to commercial market ready stage);

•
a cash bonus in the amount of $10,000,000USD should the technology be sold at any stage of development for an amount equal or greater than five hundred million ($500,000,000) cash or the equivalent thereof by way of any other consideration.

On May 8, 2015, the Company through its wholly owned subsidiary company HCi Viocare Technologies Limited entered into an agreement with Dr. Christos Kapatos, to amend the acquisition agreement ("Amendment of Acquisition Agreement") dated April 17, 2014. Under the Amendment of Acquisition Agreement, the parties agreed, among certain other terms and conditions, to the issuance of 350,000 restricted shares of the common stock of the Company as additional consideration for all other applications of the Smart Insole technology. Furthermore, under the terms of the Amendment of Acquisition Agreement no cash bonus shall be provided to Kapatos.

In 2014 the Company acquired our first operational Prosthetics and Orthotics clinic (the "Clinic") in Glasgow, Scotland.  The acquisition of the Clinic is the first step to the Company's and HCi Viocare Clinics' intention to develop the first chain of prosthetics and orthotics (P&O) and diabetes clinics in the European market, covering Southern Europe, the Middle East and North Africa.

On September 25, 2015, the official opening of the Company's new Research and Development (R&D) center together  with its redesigned Prosthetics and Orthotics (P&O) clinic in the UK took place in Glasgow, Scotland.

On April 11, 2016 the Company announced the branding of its unique smart insole technology as "FlexisenseTM".
On September 23, 2016 the Company entered into a licensing agreement with respect to certain applications of its Flexisense™ Technology with Carilex Medical Inc. a leading medical mattresses manufacturer.  Under the terms of the agreement the Company will receive a Technology Access Fee, as well as certain staggered success fee payments as each commercialized product under the scope of the agreement is completed.  In addition, there are product-based royalty fees payable to the Company on a sliding scale based on production levels for all commercial products sold into the marketplace.

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

The shares sold by Mr. Leontaritis represent approximately 49.1% of the Company's total outstanding shares of common stock. Mr. Leontaritis continued to hold 1,000,000 shares of the Company's common stock representing approximately 8% of the issued and outstanding shares as of the date of the aforementioned transaction.

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
Effective October 3, 2018, Dr Christos Kapatos resigned from his position as Director of the Company.

Effective October 3, 2018, Mr. Sotirios Leontaritis resigned from his position as the President, Director and Chief Financial Officer of the Company.
Effective October 3, 2018, Mr. Nikolaos Kardaras resigned from his position as the Secretary and Director of the Company. Mr. Kardaras will continue to consult for the Company as an independent contractor in his capacity as in-house legal counsel.
Concurrent with the aforementioned resignations, the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company and Miss Paraskevi Pylarinou as a member of the Board of Directors, Secretary and CFO of the Company.  Mr. Zertalis is a controlling shareholder of the Company holding 6,227,030 shares of the Company's common stock directly and indirectly via his controlled entity, Maschari, representing approximately 43.21%of the issued and outstanding shares.

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards to the members of its Board of Directors, which awards vested on the date of grant. Further the Board approved the grant of 1,500,000 directors' stock options at $0.70 per share each year for five years, which options vest annually on the original date of grant.

On November 17, 2018, the Company's management terminated a consulting contract with Mr. Sergios Katsaros which took effect as of December 22, 2018. Mr. Katsaros ceased to be an officer of the Company concurrent with the effective date of termination of his contract.
On November 21, 2018 the Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3). The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCi Viocare, dated April 16, 2014, as amended May 8, 2015.

Until such time as a new Chief Technology Officer is appointed Dr. Hari Elangovan, an employee of the Company since 2014, will be assuming a leadership role in the ongoing development of the Company's technology.

In February 2019 the Company announced it has commenced development on a prototype for sleep apnoea through a biPAP machine that management believes can positively impact those with sleep apnoea, a respiratory failure which occurs during sleep. Additionally, in February 2019, the Company announced it has developed a product prototype to assist patients with Deep Vein Thrombosis called the Flexi Cuff.  Deep Vein Thrombosis ("DVT") occurs when blood clots form inside veins deep inside the body. Rafina's cuff prototype has several advantages. Its inflation/deflation functionality is smooth and increases blood flow as required. Noise levels are extremely low while the cuff is operating, and the cuff has a long battery life due to an innovative pump design (circa 12 hours). The product is lightweight making it very portable and it can be charged using a simple USB cable.

On March 14, 2019, Mr. Sotirios Leontaritis resigned as director of each of the Company's wholly owned subsidiaries, HCi Viocare Technologies and HCi Viocare Clinics. Concurrently Miss Paraskevi Pylarinou was appointed to fill the vacancies on the boards. Ms. Pylarinou is the sole director of HCi Viocare Technologies and one of two directors of HCi Viocare Clinics, Mr. Brian Maguire being the other.

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

We commenced revenue generating operations in fiscal 2014 and are primarily engaged in the research and development, commercialization and marketing of innovative medical technologies including wearable devices and on body applications that have use in insoles, in shoes, in cushions, seats, mattresses, saddles and any other wearable devices such as smart apparel and sports equipment.  Further we are in development for more far reaching applications including use in automotive tires and other targeted industries where sensor technology may have valuable application.  Further we continue to operate and expand our brand of prosthetics and orthotics ("P&O") and diabetic foot total rehabilitation clinics. During fiscal 2016 our flagship prosthetics clinic in Glasgow Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our year over year revenues.  Presently our revenue stream is derived primarily from the Company's flagship P&O clinic located in Glasgow, Scotland, and with some initial commercial income from prospective licensing partners for the Technologies businesses.

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

•	2 further patents drafted and pending filing, with a further 4 patent applications currently in draft form;

•	In excess of 4 prototypes: pressure & shear insole; smart cushion, smart mattress, biPAP machine and cuff for deep vein thrombosis, with several of these prototypes in the commercialization stage;
•	1 proof of concept device: robotic surgical assistive device;

•	High level diagrams or complex documentation and software for other innovations in the portfolio.
•	Various customized prototypes in testing and development with commercial partners.

1.2 OUR TECHNOLOGIES

Research and Development

Research and development costs were $278,708 and $1,290,345 for the year ended December 31, 2018 and 2017, respectively.

A.	The Sensor Technology

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

Note that the resistive or capacitive technologies used by competition struggle with bending and hot/humid environments and are therefore considered to be less reliable. Also, due to the cost associated with pressure sensing, competitors usually only have a small number of sensing points, limiting the value of the information. The Company's more cost-effective sensing technology would permit a much greater number of points.

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

As noted above the Company has entered into an agreement with Carilex Medical Inc. a leading medical mattresses manufacturer where under the Company receives technology access fees and additional fees for each commercialized product under the scope of the agreement when completed. Further there are product-based royalty fees payable to the Company on a sliding scale based on production levels for all commercial products sold into the marketplace. The Company and Carilex are currently working on the timing for the first prototypes to be commercialized.

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

A prosthetic socket is a custom-made "cone" that connects the rest of the prosthesis (foot, shank and knee) to an amputee's residual limb. Sockets generally need to be replaced every other year, though more frequently in the initial stages after amputation when the residual limb can still change shape significantly. While many significant technological advances have been made with the design and manufacture of prosthetic components, such as electronic knee assemblies and feet, socket design has not kept up. Over the past 20 years a great deal of research has been undertaken to automate the process of socket design and manufacturing, but it has been met with limited success. Most sockets continue to be created with hand-sculpted plaster molds made by the Prosthetist or a technician hours or days after examining the amputee. The result is that, typically, one in four sockets are discarded because of their poor fit.

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

The key element of the project is work done by our former CTO, Dr. Christos Kapatos to improve the nature of the data used in socket modeling software. Finite element analysis (FEA) has been used widely in a variety of applications, including prosthetics. But its prosthetics applications have suffered from the fact that only external boundary data and limited information on the nature of the internal tissue was provided. The results were not promising. By including far more data on the nature of the internal anatomy as well as, for the first time ever (to our knowledge) data on the bio-mechanical properties of the tissue to the FEA, a system can be created that enables Prosthetists to build a socket that evenly distributes weight, provides enhanced comfort, and raises the bar across the industry on socket creation.

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
Sleep apnea device (BiPAP)

In February 2019 the Company announced it has commenced development on a prototype for sleep apnea through a biPAP machine that management believes can positively impact those with sleep apnea, a respiratory failure which occurs during sleep.  Research shows that 1 in 6 people suffer from respiratory failure that requires a biPAP machine. [1] Further, solutions currently in the marketplace include equipment that tends to be large in size. Following investigation into the marketspace and needs of the consumer, our research and development team believe we can produce biPAP equipment that can be small in size, travel friendly and also energy efficient. Management expects the prototype to be ready between three to six months, and approximately the same size as a mobile phone. We believe our vision of this essential product will be attractive to the current market due to its small size, without sacrificing functionality, making it extremely convenient for users.

[1] Source: World Health Organization Statistics 2011

Flexi Cuff for DVT

In February 2019, the Company announced it has developed a product prototype to assist patients with Deep Vein Thrombosis. Deep Vein Thrombosis ("DVT") occurs when blood clots form inside veins deep inside the body. Rafina's cuff prototype has several advantages. Its inflation/deflation functionality is smooth and increases blood flow as required. Noise levels are extremely low while the cuff is operating, and the cuff has a long battery life due to an innovative pump design (circa 12 hours). The product is lightweight making it very portable and it can be charged using a simple USB cable.  The global compression therapy market was a $3 billion market in 2016 and it is projected by year 2021 to become a $3.7 billion market. [2]

 [2] Source: https://www.businesswire.com/news/home/20170126005363/en/Compression-Therapy-Market---Top-Drivers-Forecasts

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
The surgeon uses the simple control mechanism to reposition the limb and the robotic table follows the movement of the surgeon and self-locks itself in position, immediately after the surgeon removes his hand from the control. When the device locks, it consumes zero energy to maintain position.
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
The technology is low cost, low power, low noise and can be easily combined with existing power-harnessing systems. Its life expectancy is ten-fold of this of traditional pumps and the micro pump has no moving parts.
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

We have acquired exclusive ownership of the innovative medical device 'SocketFit'. Dr. Kapatos, our former CTO, in conjunction with another development company had prior filed a patent application which has been abandoned. Significant development of the technology has been undertaken since the filing of the abandoned patent and, after corresponding with our patent agents, it was deemed in the best interests of the Company not to revive the old patent, but to apply for new – multiple patents on the technology, and use the old patent as background technology, as new innovations have sprung out of the initial patent and additional fields of application have been identified.

We have acquired all rights and interest in and to the background IPR for a developing technology now known as "Flexisense". Dr. Kapatos, our former CTO,  conceived and been working on various applications of Flexisense including a Smart Insole System which is believed to be a state-of-the-art, pressure and shear pressure sensing insole with an incorporated real-time global display application and a fully featured support web-space that tells the user and his podiatrist/physiotherapist when inappropriate or dangerous conditions are developing on the feet.  Our current acting CTO, Dr. Hari Elangovan is continuing the work in progress. The product is being designed to mitigate diabetic foot complications, such as ulceration, infection and amputation, as well as improve the total health of a person with diabetes, by incorporating the readings from the insole system to a specialized web-space that will help the user monitor not just the health of his feet but also his diabetes by looking after his diet and exercise. The Company has also identified various other applications.  Presently we have filed three patents in the UK in respect of this IPR:

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

The Company has drafted and performed preliminary patent searches on two new innovations during fiscal 2016 and 2017, with intent to progress into full patent applications in the current fiscal year.

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

•	The clinic was refurbished and reopened in September 2015 and is currently being actively marketed, with patient lead coming via:

-	Personal injury solicitors (road traffic and workplace accidents)

-	Word of mouth or internet searches

-	Social media marketing

-	Print advertisement

•	Due to the high-quality care of the National Health Service, the market for private P&O provision is small, however, the clinic is the only private P&O clinic in the whole of Scotland;

•
It attracts patients from England also, where the market leader is Dorset Orthopedics (owned by Otto Bock) with a number of full-service and satellite clinics. However, provision in the North continues to be very limited.

The Glasgow clinic has been operating successfully since 2016 in its fully renovated facility.  The Clinic expects to undertake a more aggressive marketing program in the second half of fiscal 2019 to continue to support our growth initiatives.

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

National Trademark (USA)

On April 8, 2016, the Company filed two applications with the US Trademark Office which received the filing nos. 86969716 and 86969718 for the registration of trademark FLEXI SENSE and FLEXISENSE, respectively, in classes 9, 10, 12 and 25. The registration of said trademarks is pending due to the Office Actions filed on July 26, 2016 against the registration of both the above trademarks in class 9.  The Company was in correspondence with the Office Examiner and arguments were underway. At the end the Company will not use class 9 in the United States.

Further to the above, the Company received an opposition letter from the company "Grupo Flexi de Leon S.A." against the registration of Company's trademarks FLEXI SENSE and FLEXISENSE in class 25 as well as the registration or any use of mark "FLEXI" by the Company. The Company was in correspondence with Grupo Flexi de Leon S.A. for an amicable settlement.  The Company does not expect to use class 25 in the United States.

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

1.4  EMPLOYEES

The Company presently has a total of 4 employees and various consultants working in its UK Clinic.  Certain of our executive officers are compensated under consulting agreements. We also retain financial, legal and management consultants as required to meet our financial reporting and SEC reporting compliance requirements on an annual basis.  Details of certain of these consulting agreements with respect to our officers, directors and key advisors are provided below.
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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

The Company operates from our current corporate office in Glasgow is Kintyre House, 209 Govan Road, Glasgow Scotland G51 1HJ United Kingdom. Our telephone number is +44 141 370 0321.    Certain of our officers and directors operate from their personal office locations, the use of which is provided to the Company free of charge in Athens and Cyprus.

Lease in UK

On March 2, 2015, the Company entered into a five-year lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building hosts the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015.   Under the term of the lease agreement, the Company paid a total of $26,066 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

As of December 31, 2018, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	United Kingdom
2019	48,825
2020	8,491
$57,316

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the OTC Markets Inc. owned and operated Inter-dealer Quotation System ("OTCQB") under the symbol "VICA".  Information provided below represents the two years ended December 31, 2018:

Quarter	High ($)	Low ($)
4th Quarter ended 12/31/2018	0.705	0.15
3rd Quarter ended 9/30/2018	2.00	0.425
2nd Quarter ended 6/30/2018	2.76	0.90
1st Quarter ended 3/31/2018	1.496	0.998

4th Quarter ended 12/31/2017*	1.52	0.60
3rd Quarter ended 9/30/2017*	3.198	0.822
2nd Quarter ended 6/30/2017*	4.20	2.00
1st Quarter ended 3/31/2017*	18.20	1.60

*figures include impact of 20 for 1 reverse split impacted July 2018.

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

As of May 15, 2019, we had outstanding 15,719,681 shares of common stock which were held by 81 record holders of the Company's common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.
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

None
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

During the three months ended December 31, 2018 and the subsequent period to the date of the filing of this annual report, the Company issued the following shares:

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years. The Company recognized stock-based compensation expense allocated to consulting fees of $2,517,509 during year ended December 31, 2018 in respect of the aforementioned awards and options which amount was comprised of $1,057,500 in respect of 1,500,000 stock awards and $1,460,009 in respect of the 1,500,000 stock options vested in the current fiscal year.

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

Results of Operations for the Year ended December 31, 2018 Compared to the Year ended December 31, 2017

Revenue, Cost of Revenue, and Gross Profit - We generated $412,682 in revenues from operations and $144,368 in cost of goods sold for the year ended December 31, 2018, compared to $355,736 in revenue and $130,172 in costs of goods sold for the year ended December 31, 2017.  The slight increase in revenues is due primarily to increased advertising for our Glasgow P&O Clinic in fiscal 2018, where we had more patients for large prosthetic services. The above results included revenues from our technology division of $13,461 and $7,543 respectively in fiscal 2018 and 2017.

Operating Expenses – Operating expenses increased substantially period over period, up from $3,108,044 in 2017 to $4,504,703 in 2018, an increase of approximately 45%. The substantial increase in consulting fees, most of which were settled by the issuance of restricted shares of common stock based on market value as at the issuance date, totaling only $1,068,357 in fiscal 2017 as compared to $3,626,469 in fiscal 2018 is the largest contributor to our increase to operating expenses.  Professional fees decreased substantially period over period from $284,716 in fiscal 2018 as compared to $124,033 in the current fiscal year, as the Company did not incur fees related to professional investor relations services in the current fiscal year and each of legal and accounting fees were also reduced period over period.  Travel and entertainment expenditures increased year over year from $59,629 in fiscal 2017 as compared to $99,040 in fiscal 2018 as management traveled more frequently for meetings with potential licensing partners.  Research and development expenses were substantially decreased period over period from $1,290,345 in fiscal 2017 to $278,708 in fiscal 2018. The decline was directly the result of certain share-based compensation of 925,000 shares valued at $925,000 on the date of issue in fiscal 2017 with no similar result in fiscal 2018.  Office expenses increased in the current fiscal year and rent declined year over year as we closed our Athens based office during fiscal 2018.

Loss from Operations – The Company recorded an operating loss of $4,236,389 in the current fiscal year ended December 31, 2018 as compared to an operating loss of $2,882,480 in the prior comparative fiscal year end. The increase to our operating loss is due entirely to the increased consulting fees as a result of share-based compensation issued during the current fiscal year.

Other expenses - During year ended December 31, 2018 total other expenses, include a loss on settlement of debt of $1,608,203 in the current fiscal year as compared to only $17,707 in fiscal 2017, interest expenses due to a related party of $6,143 in fiscal 2017 with no similar result in fiscal 2018, and a loss on foreign exchange of $1,649 and $1,096, respectively in fiscal 2018 and 2017. The increase to losses from other expenses is predominantly related to the increased loss on the settlement of certain debt in the current fiscal year.

Net Loss - As a result of the substantial increase in operating expenses during the year ended December 31, 2018 the Company recorded a net loss of $5,849,832 in the year ended December 31, 2018 compared to a net loss of $2,987,426 in the year ended December 31, 2017.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 2018, we had $18,827 cash on hand and liabilities of $792,885 including $618,913 in accounts payable and accrued expenses (including amounts due to related parties), $14,881 in advances from related parties, $79,091 in notes payable, third parties and an accrual of $80,000 in respect to estimated late filing penalties imposed by the IRS.  Presently we rely on private placements from qualified investors, officers and directors, and funding from our officers and directors to fund our general operating expenses.   The Company has secured loans and advances from the Company's Executive Officers of $216,196 and $168,899 in 2018 and 2017 and has closed private placements in the amount of $664,911 and $1,064,310 years ended December 31, 2018 and 2017.  Further we have received loans from third parties of $34,268 and $123,300, respectively in 2018 and 2017 to further address operational shortfalls.  These amounts contribute to our ongoing operating expenses and obligations until such time as the Company can conclude a larger equity-based financing, anticipated during fiscal 2019.

The Company expects it will need to raise up to $5,000,000 to fund its proposed operations for the next twelve months. It intends to fund operations by a combination of related party loans and equity placements. The Company continues to seek partners for our various technologies and market ready products in order to commence meaningful revenue flow from our technology division.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $5,849,832 and $2,987,426 for the years ended December 31, 2018 and 2017, respectively and has a retained deficit of $40,586,465. In addition, the Company had a working capital deficiency of $562,508 and a stockholders' deficit of $494,225 at December 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Need for Additional Financing

Costs associated with being a public company are much higher than those of a private company. There are present legal and accounting expenses, reporting requirements to the SEC, and investor relation costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when maintaining a public company, may make the economic viability of our Company very doubtful. In addition, the Company has projected it will need to raise up to $5,000,000 to meet its planned business objectives for 2019, including continuation of its ongoing technology licensing and development efforts and there can be no assurance those funds will be available if, and when needed.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet, or

1USD=0.8471 EUR, 1USD=0.74959 GBP (December 31, 2018), and;
1USD=0.8347 EUR, 1USD=0.74108 GBP (December 31, 2017);

ii)	income and expenses are translated at average exchange rates for twelve months ended December 31, or

1USD=0.8374 EUR, 1USD=0.7404 GBP (December 31, 2018), and;
1USD=0.8873EUR, 1USD=0.7768GBP (December 31, 2017);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The standard became effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018.

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

ITEM 8.  FINANCIAL STATEMENTSAND SUPPLEMENTARY DATA

RAFINA INNNOVATIONS INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors and Stockholders of
Rafina Innovations Inc.
(formerly HCi Viocare)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rafina Innovations Inc. (the "Company") as of December 31, 2018 and 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

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

/s/Pinnacle Accountancy Group of Utah

We have served as the Company's auditor since 2015

Farmington, Utah
May 16, 2019

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS

Current Assets:
Cash and cash equivalents	$18,827	352,498
Accounts receivable	80,197	27,557
Other receivable	80,419	59,827
Inventory	4,149	4,395
Prepaid expenses	46,785	50,525
Total Current Assets	230,377	494,802

Property, plant and equipment, net	68,283	155,029

Total Assets	$298,660	649,831

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$571,531	582,781
Accounts payable and accrued expenses, related party	47,382	508,853
Income tax penalties payable	80,000	80,000
Advances from a related party	14,881	341,355
Notes payable, third parties	79,091	47,921
Total Current Liabilities	792,885	1,560,910

Total Liabilities	792,885	1,560,910

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and 2017	-	-
Common stock, par value $0.0001, 35,000,000 shares authorized; 15,719,681 shares issued and outstanding as of December 31, 2018 and 11,919,306 shares issued and outstanding as of December 31, 2017	1,572	1,192
Additional paid-in capital	40,146,912	33,841,702
Accumulated deficit	(40,586,465)	(34,736,633)
Accumulated other comprehensive income (loss)	(56,244)	(17,340)
Stockholders' equity (deficit)	(494,225)	(911,079)
Total Liabilities and Stockholders' Equity (Deficit)	$298,660	649,831

See Notes to Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2018	2017
Revenues
Sales	$412,682	$355,736
Cost of goods sold	144,368	130,172
Gross Profit	268,314	225,564

Operating Expenses
Depreciation	81,760	96,403
Office rent	45,632	98,994
Office expenses	249,061	209,600
Consultancy Fees	3,626,469	1,068,357
Professional fees	124,033	284,716
Research and development	278,708	1,290,345
Travel and entertainment	99,040	59,629
Total Operating Expenses	4,504,703	3,108,044

Income (loss) from Operations	(4,236,389)	(2,882,480)

Other Income (Expenses)
Gain (loss) on debt settlement	(1,608,203)	(17,707)
Gain (loss) on foreign currency transactions	(1,649)	(1,096)
Interest expenses	(3,591)	-
Interest expenses due to related party	-	(6,143)
Total Other Income (Expenses)	(1,613,443)	(24,946)

Income (Loss) before Provision for Income Tax	(5,849,832)	(2,907,426)

Provision for Income Tax	-	(80,000)

Net Income (Loss)	$(5,849,832)	$(2,987,426)

Basic and fully diluted loss per share	$(0.43)	$(0.30)

Weighted average shares outstanding	13,745,304	9,962,852

Comprehensive Income (Loss) :
Net loss	$(5,849,832)	$(2,987,426)
Effect of foreign currency translation	(38,904)	(100,511)
Comprehensive Loss	$(5,888,736)	$(3,087,937)

See Notes to Consolidated Financial Statements

Rafina Innovations Inc. (Formerly HCi Viocare)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained deficit	Total equity
Balances, December 31, 2016	9,640,764	$964	$30,580,247	$83,171	$(31,749,207)	$(1,084,825)

Proceeds from issuance of common stock for private placements	1,008,542	101	1,064,209	-	-	1,064,310
Share issuances for stock awards	1,145,000	114	1,432,536	-	-	1,432,650
Share issuances for services rendered	75,000	8	154,942	-	-	154,950
Share issuances for debt settlement	50,000	5	104,495	-	-	104,500
Stock options			505,273			505,273
Net income (loss)	-	-	-	-	(2,987,426)	(2,987,426)
Foreign currency translation adjustments	-	-	-	(100,511)	-	(100,511)
Balances, December 31, 2017	11,919,306	1,192	33,841,702	(17,340)	(34,736,633)	(911,079)

Proceeds from issuance of common stock for private placements	855,717	86	664,825	-	-	664,911
Share issuances for stock awards	1,782,500	178	1,341,522	-	-	1,341,700
Share issuance for debt settlement	1,162,158	116	2,284,924	-	-	2,285,040
Stock options vested	-	-	2,013,939	-	-	2,013,939
Net income (loss)	-	-	-	-	(5,849,832)	(5,849,832)
Foreign currency translation adjustments	-	-	-	(38,904)	-	(38,904)
Balances, December 31, 2018	15,719,681	$1,572	$40,146,912	$(56,244)	$(40,586,465)	$(494,225)

See Notes to Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2018	2017
Operating Activities
Net loss	$(5,849,832)	$(2,987,426)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options vested	2,013,939	505,273
Shares issued for stock awards	1,341,700	1,432,650
Shares issued for services provided	-	154,950
Loss on debt settlement	1,608,203	17,707
Depreciation	81,760	96,403
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	(55,750)	(10,374)
Decrease (Increase) in prepaid expense	1,022	(2,486)
Decrease (Increase) in other receivable	(23,690)	(18,525)
Decrease (Increase) in inventory	-	540
Increase (Decrease) in accounts payable and accrued expenses	26,063	40,793
Increase (Decrease) in accounts payable and accrued expenses, related party	(61,603)	(49,103)
Increase (Decrease) in corporate taxes	-	80,000
Net cash (used by) operating activities	(918,188)	(739,598)

Investing Activities
Net cash (used) by investing activities	-	-

Financing Activities
Advances and loans from related parties	216,196	168,899
Repayments, advances and loans from related party	(285,585)	(266,466)
Proceeds from private placements	664,911	1,064,310
Loans from third party	34,268	123,300
Net cash provided by financing activities	629,790	1,090,043

Increase (decrease) in cash	(288,398)	350,445

Cash at beginning of year	352,498	2,492
Effects of exchange rates on cash	(45,273)	(439)
Cash at end of year	$18,827	$352,498

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Non-Cash Investing and Financing Activities:
Shares issued to settle loan from third party	$-	$86,793
Shares issued to settle loans and advances from related parties	$676,837	$-

See Notes to Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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
For the Fiscal Year Ended December 31, 2018

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

Note 2 - GOING CONCERN

The Company incurred net losses of $5,849,832 and $2,987,426 for the years ended December 31, 2018 and 2017, respectively and has a retained deficit of $40,586,465. In addition, the Company had a working capital deficiency of $562,508 and a stockholders' deficit of $494,225 at December 31, 2018. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
For the Fiscal Year Ended December 31, 2018

Note 2 - GOING CONCERN (continued)

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

While the Company generates income and has obtained proceeds from loans and private placements of equity securities from third parties, the Company has relied heavily for its financing needs on our officers and directors since inception.

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Up until March 2018 our former Chief Executive Officer owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the former President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, and controlled by our current Chief Executive Officer and a director, Mr. Constantinos Zertalis, pursuant to which Mr. Leontaritis sold 6,135,529 of his restricted common shares to Maschari.  The shares sold by Mr. Leontaritis represented approximately 42.6% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 1,775,707 shares of the Company's common stock representing approximately 11.3% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari, and our current CEO has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time. At December 31, 2018, Maschari and our CEO, collectively controlled approximately 43% of our issued and outstanding shares.

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

Basis of Presentation

The accompanying consolidated audited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in U.S. dollars.

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
For the Fiscal Year Ended December 31, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet, or

1USD=0.8471 EUR, 1USD=0.74959 GBP (December 31, 2018), and;
1USD=0.8347 EUR, 1USD=0.74108 GBP (December 31, 2017);

ii)	income and expenses are translated at average exchange rates for twelve months ended December 31, or

1USD=0.8374 EUR, 1USD=0.7404 GBP (December 31, 2018), and;
1USD=0.8873EUR, 1USD=0.7768GBP (December 31, 2017);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Adjustments arising from such translations are included in accumulated other comprehensive income (loss) in stockholders' equity.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products, licensing agreements and contracts to perform pilot studies by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. The standard became effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company adopted the standard using the modified retrospective method. There was no effect for any adjustments to retained earnings upon adoption of the standard on January 1, 2018.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the years ended December 31, 2018 and 2017, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $278,708 and $1,290,345 for the year ended December 31, 2018 and 2017, respectively. During 2018, HCi Viocare Technologies Limited, the Company's subsidiary, received $52,766 (GBP 39,066) from the UK government as a research and development tax credit in respect of its ongoing research activities.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the period ended December 31, 2018 and 2017, respectively, however, since the Company reflected a net loss in the year ended December 31, 2018 and 2017, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share (continued)

	December 31, 2018	December 31, 2017
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	7,500,000	1,400,000
Total	8,000,000	1,900,000

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

Recently Issued Accounting Pronouncements

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	December 31, 2018	December 31, 2017
Office lease, including security deposits	$37,403	$39,582
Travel advances and other expenses	9,382	10,943
Total prepaid expense	$46,785	$50,525

Note 6 – OTHER RECEIVABLES

From time to time the Company makes short term loans to third parties in order to facilitate its business operations. The loans bear interest ranging from 1.5% to 4% per annum and generally have terms of between 60 to 180 days. In general, the Company forgives accrued interest on principal when these short-term loans are repaid on time.

Note 7 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cost
Leasehold improvements	$193,109	$203,990
Furniture and fixture	31,072	32,781
Computers and equipment	32,426	33,144
Vehicle	57,230	59,902
Machine and plant	8,690	9,206
Lab equipment	32,209	34,123
	354,736	373,146
Less: accumulated depreciation and impairment	(286,453)	(218,117)
Total	$68,283	$155,029

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 7 - PROPERTY AND EQUIPMENT (continued)

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $81,760 and $96,403 for the fiscal years ended December 31, 2018 and 2017, respectively.

Note 8 - OFFICE LEASE

Office in Greece

On February 3, 2014, the Company leased office space in Paleo Faliro, Greece on a three-year lease, commencing on March 1, 2014 and ending on February 28, 2017. The monthly rental fee was $1,900 (EUR € 1,554) including applicable taxes in the first year. Thereafter, for every further lease year and for the whole duration of the lease agreement, as well as in case of compulsory statutory extension or extension by tacit agreement, the monthly rent shall be annually adjusted by a percentage equal to the Consumer Price Index of the adjustment month with respect to the respective month of the year before (simple annual rate of change), as this is calculated by the Hellenic Statistical Authority (ELSTAT), plus two (2) percentage points (+2%).

Under the term of the lease agreement, the Company paid a total of $25,010 (EUR €18,540) including $4,047 (EUR €3,000) for a deposit and $20,963 (EUR €15,540) for ten months' rental fee upon executing the agreement. As of December 31, 2018, $3,434 (EUR €3,000) is shown as deposits in the prepaid account.  The lease has been renewed effective June 13, 2017 for a term of 3 years terminating on February 28, 2020 at a rate of $1,822 (EUR€1,592) plus a fee of 3.6%.

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
For the Fiscal Year Ended December 31, 2018

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

As of December 31, 2016, the Company and the Lessor concluded the Termination of Lease Agreement dated August 1, 2016, and the Lessor waived all maintenance charges and utility charges for fiscal 2016. The following table is the summary of balance owing to Lessor as at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017

Amount owed for maintenance charges	$15,514	$16,238
Amount owed for utility charges	16,058	16,807
	$31,572	$33,045

Lease in UK

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building hosts the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,066 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,132 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,132 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,100 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,132 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $26,066 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

Location	December 31, 2018	December 31, 2017
Greece	$3,434	$3,594
UK	33,969	35,988
	$37,403	$39,582

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 8 - OFFICE LEASE (continued)

As of December 31, 2018, the approximate future aggregate minimum lease payments in respect of our current obligations were as follows:

Location	Greece	United Kingdom
2019	-	48,825
2020	-	8,491
	$-	$57,316

Note 9 -   LOANS

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$45,784) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at December 31, 2018 and December 31, 2017 a total of $50,323 and $50,276, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $2,361 and $2,215 were accrued in the years ended December 31, 2018 and 2017, respectively. The loan was not repaid in January 2018 and is currently in default.

On July 27, 2018, HCi Viocare Clinics UK Limited, the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 30,000 (US$33,307) with an annual interest rate of 6%, payable within six months from the date of the agreement. As at December 31, 2018 and December 31, 2017 a total of $34,174 and $0, respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $1,232 were accrued in the year ended December 31, 2018. The loan was not repaid in January 2019 and is currently in default.

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

On November 21, 2018, Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

25,000 shares have been valued at $79,950, the fair market value of $3.198 per share, on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017.  The contract expired without renewal in the year ended December 31, 2018.

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

25,000 shares have been valued at $40,000, the fair market value of $1.60 per share on issue date, which amount has been expensed as consulting expenses in the year ended December 31, 2017. The contract expired without renewal in the year ended December 31, 2018.

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

(5)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 (IUSD$2,290) and was issued 100,000 shares of the Company's common stock. The 100,000 shares were issued as compensation as of the date of the agreement and were valued at $1 per share or $100,000, the fair market value on the date of issuance in the year ended December 31, 2017.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 10 -   COMMITMENTS (continued)

(6)	Consulting Agreement with Charalampos Sgardelis

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of Two Thousand Euros (2,000 €) (USD$2,290) per month.

On February 26, 2018 the Company approved a three (3) year extension to the Agreement (the "Addendum") between the Company and Sgardelis. Under the terms and conditions of the Addendum, Sgardelis is entitled to receive compensation of Three Thousand Euros (3,000 €) (USD$3,434) per month and shall be awarded 250,000 common shares upon execution of the Addendum. The shares were valued at fair market value on the date of issuance or $0.98 per share for total consideration of $245,000. On November 17, 2018, the Company terminated the consulting agreement with Mr. Sgardelis.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the years ended December 31, 2018 and 2017:

(a)	Services provided from related parties:

	Year Ended December 31,
	2018	2017
Consulting fees paid to former CEO and President (i)	$106,240	$120,000
Consulting fees paid to former Director (ii)	54,104	45,080
Professional fees paid to former Director (iii)	14,165	13,524
Consulting fees paid to former VP (iv)	48,456	27,048
Consulting fees paid to Director and CFO (v)	28,331	-
Stock options granted to Directors and Officers	2,013,939	505,272
Stock-based compensation to Directors	1,057,500	1,284,200
	$3,322,835	$1,995,124

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  In January 2018, the Company agreed to revise the currency of Mr. Leontaritis salary, and his compensation changed from US$10,000 per month to EUR10,000 (USD$11,650) per month.  Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.  The Company recognized stock-based compensation expense allocated to consulting fees of $367,629 and $245,086 during the years ended December 31, 2018 and 2017. On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation, and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis settled certain amounts payable to the Company totaling $134,402. The Company recorded a loss on debt settlement of $514 in respect to the transaction.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

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

The Company recognized stock-based compensation expense allocated to consulting fees of $135,900 and $15,100 during the years ended December 31, 2018.

Effective October 3, 2018, Dr Christos Kapatos resigned from his position as Director of the Company.

On November 21, 2018, Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016, Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director which amount totaled US$13,500 and $13,300 respectively. During 2018, Mr. Kardaras invoiced the Company EUR9,000 (USD$10,747)

On March 3, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $172,000, the fair market value of $3.44 per share on issue date, which amount has been expensed as stock-based compensation.  On October 3, 2018 Mr. Kardaras resigned as secretary and director of the Company.  He remains the Company's in house legal advisor.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,006), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

The Company recognized stock-based compensation expense allocated to consulting fees of $50,400 during year ended December 31, 2018.

On November 17, 2018, the Company's management terminated a consulting contract with Mr. Sergios Katsaros which took effect as of December 22, 2018.

(v)
On October 3, 2018, the Board of Directors of the Company appointed Miss Paraskevi Pylarinou ("Pylarinou") as a member of the Board of Directors, Secretary and CFO of the Company. During the year ended December 31, 2018 Miss. Pylarinou invoiced the Company EUR24,000 (USD$28,311).

(vi)
On October 3, 2018 the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company. On October 19, 2018 the Company's Board of Directors appointed Mr. Constantinos Zertalis, CEO, President and Director as Chairman of the Board of Directors.

During the year ended December 31, 2018, Mr. Zertalis advanced EUR13,000 (USD$14,880) to the Company.

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years. The Company recognized stock-based compensation expense allocated to consulting fees of $2,558,718 during year ended December 31, 2018 in respect of the aforementioned awards and options.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(b)	Accounts payable and accrued liabilities from related parties:

	December 31,	December 31,
	2018	2017
Former CEO and President (i)	$-	$413,010
Former Director (ii)	14,853	95,843
Consulting fees for former VP (iv)	19,989	-
Former Director (iii)	2,289	-
Director and CFO (v)	8,573	-
CEO and President	1,678	-
	$47,382	$508,853

(c)	Advances / other receivable from related parties:

Advances from related parties:	December 31,	December 31,
	2018	2017
Former CEO and President (i)	$-	$287,073
Former Director (ii)	-	54,282
CEO and President	14,881	-
	$14,881	$341,355

(d)	Convertible Debt, related parties:

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

On each of May 31, 2018 and on June 26, 2018, the Company entered into Debt Settlement and Subscription Agreements with the President of the Company, Mr. Sotirios Leontaritis to settle total debt in the amount of $679,371 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 942,374 shares of the Company's common stock at fair market value on the date(s) of issuance. The Company valued the aforementioned issuances at the closing price of the Company's stock as traded on the OTCMarkets on the date of issue. The difference in price resulted in the Company recording loss on debt settlement in the amount of $1,321,971 in respect of the transaction.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 35,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued, however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 13 below)

On May 24, 2018, the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The reverse share split became effective on July 9, 2018. Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse share split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse share split.

Share issuances during the year ended December 31, 2018

During the year ended December 31, 2018, 855,717 shares of common stock were issued in respect of various private placements for total cash proceeds of $664,911.

During the year ended December 31, 2018, the Company issued 1,782,500 shares to employees, board members and consultants valued at $1,341,700, for services rendered in the form of stock awards and share based compensation.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTC Markets on the respective dates of issuance.

During the year ended December 31, 2018, the Company issued 942,374 shares valued at fair market value on the date(s) of issuance for a total of $2,001,342 to Mr. Leontaritis to settle debt in the amount of $679,371.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTCMarket on the date of issue. The difference in price resulted in the Company recording a loss on debt settlement in the amount of $1,321,971. On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.  Further concurrent with his resignation, and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis settled certain amounts payable to the Company totaling $134,402. The Company recorded a loss on debt settlement of $514 in respect to the transaction.

During the year ended December 31, 2018, the Company issued 219,784 shares valued at fair market value on the date of issuance of $417,588 to Dr. Christos Kapatos to settle debt in the amount of $131,870.  The Company valued those issuances at the closing price of the Company's stock as traded on the OTC Market on the date of issue. The difference in price resulted in the Company recording loss on debt settlement in the amount of $285,718.

Share issuances during the year ended December 31, 2017

During the year ended December 31, 2017, the Company issued 1,220,000 shares to employees, board members and consultants valued at $1,587,600, for services rendered.  The Company valued these issuances based on the closing price of the Company's stock as reflected on the OTCMarkets on the respective dates of issuance.

During the year ended December 31, 2017, 50,000 shares of common stock valued at $104,500 were issued in respect to a debt settlement agreement dated August 28, 2017.

During the year ended December 31, 2017, 1,008,542 shares of common stock were issued in respect to various private placements for total cash proceeds of $1,064,310.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

Note 13 - STOCK OPTIONS AND AWARDS

A total of 25,000 stock options granted during April and June of fiscal 2014 entitling each holder the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years remain unexercised and outstanding as at December 31, 2018.  The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019. Further, Mr. Leontaritis is entitled to acquire, at his discretion, 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.

On December 12, 2017, Dr. Christos Kapatos, director, was issued a stock option as part of an extension to his employment contract under which, at his discretion, he may acquire 1,250,000 shares of the common stock at a price of US$1.00 for a term of six years. The options expired subsequent to year end unexercised.

Mr. Katsaros shall also be entitled to acquire, at his discretion, 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

On October 3, 2018 each of Mr. Leontaritis and Dr. Kapatos resigned all positions with the Board of Directors.  Subsequently, on November 21, 2018, Dr Kapatos resigned as an officer and terminated his consulting contract.  In addition, the consulting contract with Mr. Katsaros was terminated on November 17, 2018 with an effective date of December 22, 2018. As a result, any unexercised stock options are expected to expire within 90 days of the respective contract terminations.

On October 19, 2018, the Company's Board of Directors approved the grant of 1,500,000 directors' stock options at $0.70 per share each year for five years, which options vest annually on the original date of grant.

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

Stock compensation expense for stock options is recognized over the vesting periods.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 13 - STOCK OPTIONS (continued)

The Company recognized stock-based compensation expense allocated to consulting fees of $2,013,939 and $505,273 during the year ended December 31, 2018 and 2017, respectively. The unrecognized amount of $3,693,806 will be expensed in future periods.

The following table summarizes information concerning stock options outstanding as of December 31, 2018, and December 31, 2017:

Series A Preferred Stock:

	December 31, 2018		December 31, 2017
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 0.32 years.

Common stock:

	December 31, 2018		December 31, 2017
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,400,000	1.54	-	-
Granted	8,000,000	0.72	1,400,000	1.54
Exercised	-	-	-	-
Expired or canceled	(1,900,000)	1.39	-	-
Outstanding at the end of period	7,500,000	0.70	1,400,000	1.54
Exercisable (vested) at the end of period	1,500,000	0.70	1,400,000	1.54

The aforementioned exercisable options have an average remaining life of 4.75 years.  There are 6,000,000 unvested options at the end of fiscal 2018.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 13 - STOCK OPTIONS (continued)

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

The following table presents the range of the weighted average fair value of options granted and the related assumptions used in the Black-Scholes model for stock option grants:

Series A Preferred Stock:

Options Granted September 30, 2014
Fair value of options granted	1.40 ~ 2.00
Assumptions used:
Expected life (years) (a)	1.00
Risk free interest rate (b)	0.11%
Volatility (c)	117.09 ~ 119.83%
Dividend yield (d)	0.00

Common stock:

Option Grant dates
Fair value of options granted	0.038 ~ 0.925
Assumptions used:
Expected life (years) (a)	5 ~ 6
Risk free interest rate (b)	1.93% ~ 3.05%
Volatility (c)	175.40% ~ 254.86%
Dividend yield (d)	0.00

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

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

Twelve months ended December 31, 2018:

	Clinics (UK)		Technology (UK)		All Other (Greece)	Total

Revenue		$399,221		$13,461	$-	$412,682
Depreciation & amortization		$7,967		$43,149	$30,644	$81,760
Net (Loss) from operations		$(5,152)		$(260,269)	$(5,584,411)	$(5,849,832)
Interest expenses		$(1,230)	$		$(2,361)	$(3,591)
Income tax expenses		-		-	-	-
Assets		$106,318		$95,828	$96,514	$298,660
Expenditure on long-lived assets	$		$		$-	$-

Twelve months ended December 31, 2017:

	Clinics (UK)	Technology (UK)	All Other (Greece)	Total

Revenue	$348,193	$7, 543	$-	$355,736
Depreciation & amortization	$10,091	$49,159	$37,153	$96,403
Net (Loss) from operations	$(34,236)	$(270,247)	$(2,602,943)	$(2,907,426)
Interest expenses	$(3,654)	$-	$(2,489)	$(6,143)
Income tax expenses	-	-	(80,000)	(80,000)
Assets	$70,267	$142,846	$336,718	$649,831
Expenditure on long-lived assets	$-	$-	$-	$-

Note 15– PROVISION FOR INCOME TAXES

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 15– PROVISION FOR INCOME TAXES (continued)

The Company has experienced losses since inception. As a result, it has incurred no U.S. Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years with respect to losses incurred prior to January 1, 2018. Thereafter, the NOL's have no expiration date. The Greece Tax Code permits such carryforwards for a period of five years. The United Kingdom Tax Code permits such carryforwards indefinitely. The total of these NOL's at December 31, 2018 was $2,912,500 in the U.S., $1,489,400 in Greece and $304,380 the U.K and at December 31, 2017 was $2,888,000 in the U.S., $1,343,400 in Greece and $307,080 in the U.K.

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

The provision for income taxes in US consists of the following:

	Twelve months ended December 31,
	2018	2017
Current operations	$1,066,900	$474,600
Timing differences, Stock based compensation	(1,042,400)	(439,500)
Less, Change in valuation allowance	(24,500)	(35,100)
Net refundable amount	$-	$-

The provision for income taxes in Greece consists of the following:

	Twelve months ended December 31,
	2018	2017
Current operations	$146,000	$99,400
Less, Change in valuation allowance	(146,000)	(99,400)
Net refundable amount	$-	$-

The provision for income taxes in UK consists of the following:

	Twelve months ended December 31,
	2018	2017
Current operations	$53,000	$60,900
Research and development	(55,700)	(59,820)
Less, Change in valuation allowance	2,700	(1,080)
Net refundable amount	$-	$-

The cumulative tax effect at the expected rates in the U.S., in Greece and in the U.K. for significant items comprising our net deferred tax amounts reported in US Dollars as of December 31, 2018, and December 31, 2017 are as follows:

	December 31, 2018			December 31, 2017
	US Expected rate 21%	Greece Expected rate 29%	UK Expected rate 20%	US Expected rate 21%	Greece Expected rate 29%	UK Expected rate 20%
Deferred tax asset attributable to:
Net operating loss carryover	2,912,500	1,489,400	304,380	4,654,100	1,343,400	307,080
Change in effective tax rates			-	(1,766,100)	-	-
Less, Valuation allowance	(2,912,500)	(1,489,400)	(304,380)	(2,888,000)	(1,343,400)	(307,080)
Net deferred tax asset	-	-	-	-	-	-

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Audited Consolidated Financial Statements
For the Fiscal Year Ended December 31, 2018

Note 15 - SUBSEQUENT EVENTS

On March 14, 2019, Mr. Sotirios Leontaritis resigned as director of each of the Company's wholly owned subsidiaries, HCi Viocare Technologies and HCi Viocare Clinics. Concurrently Miss Paraskevi Pylarinou was appointed to fill the vacancies on the boards.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013. Based on its assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, "An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements" established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2018:

1)
Lack of an independent audit committee or audit committee financial expert, and one independent director. We have one member of the board that is an independent director,  and we do not have an audit committee. These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

Management's Remediation Initiatives

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended December 31, 2018, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Item 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

The following individuals serve as the directors and executive officers of our Company as of the date of this annual report.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Georgios Thrapsaniotis	Treasurer and Director	74	February 15, 2018
Paraskevi Pylarinou	CFO, Secretary and Director	30	October 3, 2018
Yiannis Levantis	Director	43	July 18, 2015
Constantinos Zertalis	CEO, President, Chairman of the Board and Director	41	October 3, 2018

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

Constantinos Zertalis, CEO, President, Director and Chairman of the Board
Mr Zertalis received a BBA in Management and Finance from the Bernard Baruch College (CUNY) of New York in 2003 and an Executive Master's in public Affairs and Administration in International Economic Policy and Advance Management from Columbia University of New York in 2005. Since 2013 Mr. Zertalis has served as Europe Retail Director of Ria Money Transfer – Euronet Worldwide in Madrid, Spain, responsible for the strategic operation planning process and since 2008 has served as Chief Executive Officer of Zertalis Group in Nicosia, Cyprus. He also served as Operations Manager of Hellenic Tzilalis Ltd in Nicosia, Cyprus and since 2001 and for four years he served as Assistant Chief Operating Officer in the Department for General Assembly and Conference Management of United Nations Headquarters in New York, U.S.A. The Company believes that Mr. Zertalis will be a valuable addition to the team as we continue to develop our business strategy, strengthen our position in the global market and increase corporate visibility.

Mr. Zertalis is not an officer or director of any other reporting issuers.

Miss Paraskevi Pylarinou, CFO, Secretary and Director

Miss Pylarinou received a bachelor's degree in Public Policy and Strategic Planning from the Panteion University of Athens, Greece in 2010 and a Master in Business Administration of Piraeus University, Section of Executive Management and Business Administration (EMBA) of Piraeus, Greece, in 2017. Miss Pylarinou has work experience in the financial sector of corporations, including Attico Medical Center S.A. in Athens, Greece and Dalmar Group of Companies – DAREX S.A. During 2016, Miss Pylarinou served as Financial Analyst of of the Company, and since 2017 she serves as Financial Controller and Reporting Analyst of the Company. The Company believes that Miss Pylarinou will be a valuable addition to the team.

Miss. Pylarinou is not an officer or director of any other reporting issuers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of forms 3, 4 and 5 and amendments thereto furnished to the Company during its most recent fiscal year, the Company believes each of the Company's directors, officers and/or  person beneficially owning greater than 10% of the Company's equity securities have failed to timely file reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.  The Company is working with officers, directors and 10% holders to immediately rectify the late filings.

 ITEM 11. EXECUTIVE COMPENSATION.

The particulars of the compensation paid to the following persons:
(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and
(c)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017,who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Constantinos Zertalis (1) Chief Executive Officer, President, and Director	2018	Nil	Nil	423,000	486,670	Nil	Nil	Nil	909,670
	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paraskevi Pilarinou (2), CFO, Secretary and Director	2018	28,331	Nil	141,000	292,000	Nil	Nil	Nil	433,000
	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sotirios Leontaritis(3) Former Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Director	2018	106,240	Nil	Nil	367,629	Nil	Nil	Nil	473,869
	2017	120,000	Nil	Nil	245,086	Nil	Nil	Nil	365,086
Christos Kapatos (4) Former Chief Technical Officer and Director	2018	54,104	Nil	Nil	135,900	Nil	Nil	Nil	190,004
	2017	45,080	Nil	925,000	15,100	Nil	Nil	Nil	985,180

(1)
Mr. Zertalis was appointed CEO, Director and President on October 3, 2018.  During the current fiscal year Mr. Zertalis received a stock award of 600,000 shares valued at $423,000 which vested immediately upon issuance and 2,500,000 five -year stock options for exercise at $0.70 per share which vest as to 500,000 options on grant date, October 19, 2018, and then a further 500,000 options each year thereafter on the anniversary of the original grant date. An amount of $486,670 was recorded as stock-based compensation in relation to the initial 500,000 vested options.

(2)
Miss Pilarinou was appointed CFO, Director and Secretary on October 3, 2018.  During the current fiscal year Miss Pilarinou received a stock award of 200,000 shares valued at $141,000 which vested immediately upon issuance and 1,500,000 five -year stock options for exercise at $0.70 per share which vest as to 300,000 options on grant date, October 19, 2018, and then a further 300,000 options each year thereafter on the anniversary of the original grant date. An amount of $292,000 was recorded as stock-based compensation in relation to the initial 300,000 vested options.

(3)
Mr. Sotirios Leontaritis is the former Chief Executive Officer, President, Treasurer, and Director.  He resigned as Treasurer on February 15, 2018 and all other positions on October 3, 2018.   Mr. Leontaritis was granted an option to purchase shares of common stock at $6 per share for a term of five (5) years during fiscal 2017. The Company recognized stock-based compensation expense allocated to consulting fees of $367,629 and $245,086 respectively during the years ended December 31, 2018 and 2017. The unexercised options expired 90 days after Mr. Leontaritis resigned his positions with the Company.

(4)
Dr. Christos Kapatos is a former director and Chief Technology Officer.  He resigned as a director on October 3, 2018 and as CTO on November 21, 2018. During fiscal 2018 and 2017 Mr. Kapatos charged fees of 54,104 and $45,080, respectively, Dr. Kapatos, was issued a stock option as part of an extension to his employment contract in fiscal 2017, whereunder, at his discretion, he may to acquire 1,250,000 shares of the common stock at a price of $1.00 for a term of six years. The Company recognized stock-based compensation expense allocated to consulting fees of $15,100 during the year ended December 31, 2017 and $135,900 in fiscal 2018. In addition, during fiscal 2017, he received a stock award of 925,000 shares valued at market price of $1.00 on the date of issue for total additional compensation of $925,000. The unexercised options expired 90 days after Mr. Kapatos resigned his positions with the Company.

Outstanding Equity Awards at Fiscal Year-End

None.

Option Grants and Exercises

A total of 25,000 stock options granted during April and June of fiscal 2014 entitling each holder the right to purchase a total of 5,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years remain unexercised and outstanding as at December 31, 2018.  The Series A Preferred shares are convertible on the basis of 20 shares of common stock for each one share held and have voting rights of 50 votes per share of Series A Preferred stock held at any meetings of the stockholders.

On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019. Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.

On December 12, 2017, Dr. Christos Kapatos, director, was issued a stock option as part of an extension to his employment contract under which, at his discretion, he may acquire 1,250,000 shares of the common stock at a price of US$1.00 for a term of six years. The options expired subsequent to year end unexercised.

Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

On October 3, 2018 each of Mr. Leontaritis and Dr. Kapatos resigned all positions with the Board of Directors.  Subsequently, on November 21, 2018, Dr Kapatos resigned as an officer and terminated his consulting contract.  In addition, the consulting contract with Mr. Katsaros was terminated on November 17, 2018 with an effective date of December 22, 2018. As a result, any unexercised stock options expired within 90 days of the respective contract terminations and have been reflected as expired as at December 31, 2018.

On October 19, 2018 the Company's Board of Directors approved the grant of 1,500,000 directors' stock options at $0.70 per share each year for five years, which options vest annually on the original date of grant.

Series A Preferred Stock:

	December 31, 2018		December 31, 2017
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 0.32 years.

Common stock:

	December 31, 2018		December 31, 2017
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	1,400,000	1.54	-	-
Granted	8,000,000	0.72	1,400,000	1.54
Exercised	-	-	-	-
Expired or canceled	(1,900,000)	1.39	-	-
Outstanding at the end of period	7,500,000	0.70	1,400,000	1.54
Exercisable (vested) at the end of period	1,500,000	0.70	1,400,000	1.54

The aforementioned exercisable options have an average remaining life of 4.75 years.  There are 6,000,000 unvested options at the end of fiscal 2018.

Employment Agreements, Officers and Directors

Refer to Section 1.4 Employees above.

Compensation of Directors

During the most recent fiscal years ended 2018 and 2017, only Mr. Nikolaos Kardaras has received compensation for his services as a director of the Company.  Mr. Kardaras received $14,165 and $13,524, respectively, in the fiscal years ended December 31, 2018 and 2017.   On October 3, 2018, Mr. Kardaras resigned as secretary and director of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

Based on 15,719,681 shares of common stock issued and outstanding as of December 31, 2018, the beneficial owners holding more than 5% of the outstanding common stock, taking into account beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued, are disclosed below:

Title of Class	Name and address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Georgios Thrapsaniotis, Director and Treasurer	2,269,162 shares (2) (1,644,162 shares held direct and 625,000 held by his spouse, Stella Thrapsanioti)	14.08%
Common Stock	Constantinos Zertalis, CEO, President and Director	7,327,030(3) (6,135,529 held by 100% controlled entity, Maschari Ltd., and balance held directly)	45.17%
Common Stock	Sotirios Leontaritis	1,775,707 shares held directly	11.30%
Common Stock	Christos Kapatos	1,844,784 shares held directly	11.74%

(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 31, 2018 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 15,719,681 shares of common stock outstanding as of December 31, 2018.
(2) Both the amount of ownership and the percentage of class calculation includes 400,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.
(3) Both the amount of ownership and the percentage of class calculation includes 500,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.

Security Ownership of Management

The following table shows, as of December 31, 2018, the shares of the Company's common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Common Stock	Constantinos Zertalis, CEO, President and Director	7,327,030(2) (6,135,529 held by 100% controlled entity, Maschari Ltd., and balance held directly)	45.17%
Common Stock	Paraskevi Pilarinou, CFO, Secretary and Director	601,072 shares held directly (3)	3.75%
Common Stock	Yiannis Levantis, Director	800,000 shares held directly (4)	4.99%
Common Stock	Georgios Thrapsaniotis, Treasurer and Director	2,269,162 shares (5) (1,644,162 shares held direct and 625,000 held by his spouse, Stella Thrapsanioti)	14.08%
	All Officers and Directors as a Group	10,997,264	67.99%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 31, 2018 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 15,719,681 shares of common stock outstanding as of December 31, 2018.
(2) Both the amount of ownership and the percentage of class calculation includes 500,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.
 (3) Both the amount of ownership and the percentage of class calculation includes 300,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.
(4) Both the amount of ownership and the percentage of class calculation includes 300,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.
(5) Both the amount of ownership and the percentage of class calculation includes 400,000 stock options which are fully vested as of October 19, 2018 and available for acquisition at the discretion of the holder at $0.70 per share for a period of five years.

Changes in Control

Up until March 2018 our former Chief Executive Officer, Mr. Sotirios Leontaritis owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the former President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, and controlled by our current Chief Executive Officer and a director, Mr. Constantinos Zertalis, pursuant to which Mr. Leontaritis sold 6,135,529 of his restricted common shares to Maschari.  Maschari acquired the shares by way of issuance of a Promissory Note dated March 30, 2018 in the principal amount of US$7,362,633 or US$1.20 per share, which note shall come due on March 29, 2021. The parties agreed that in the event Maschari defaults on the obligation to pay the Purchase Price according to the terms of the Agreement and the Promissory Note, Maschari will surrender the shares and shall return ownership of said shares to Mr. Leontaritis.  Further, under the terms of the Agreement, the common shares are to be registered in the name of Maschari, however, until such time as the Promissory Note is paid in full, or the parties agree by written addendum thereto to the release of shares on a pro-rata basis in such amounts as may equal installment payments received, the shares shall remain encumbered. Further, in the event of any reverse split, forward split, cancellation or class conversion, as may occur in the normal course, which impacts the Company's common shares, it is agreed by the parties that such replacement shares, regardless of class and number, will continue to remain in escrow and may not be sold until paid in full and/or the parties have agreed to their release on a pro-rata basis for consideration received.

The shares sold by Mr. Leontaritis represented approximately 42.6% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 1,775,707 shares of the Company's common stock representing approximately 11.3% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari, and our current CEO has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time. At December 31, 2018, Maschari and our CEO, collectively controlled approximately 43% of our issued and outstanding shares.

Securities authorized for issuance under equity compensation plans.

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following table provides details of the Company's related party transactions during the years ended December 31, 2018 and 2017:

(a)	Services provided from related parties:

	Year Ended December 31,
	2018	2017
Consulting fees paid to former CEO and President (i)	$106,240	$120,000
Consulting fees paid to former Director (ii)	54,104	45,080
Professional fees paid to former Director (iii)	14,165	13,524
Consulting fees paid to former VP (iv)	48,546	27,048
Consulting fees paid to Director and CFO (v)	28,331	-
Stock options granted to Directors and Officers	2,013,939	505,272
Stock-based compensation to Directors	1,057,500	1,284,200
	$3,322,835	$1,995,124

(i)
On September 10, 2013 Mr. Leontaritis was appointed President. On January 15, 2014, the Board of Directors of the Company approved the execution of a consulting agreement between the Company and Sotirios Leontaritis ("Leontaritis"), whereby Leontaritis shall provide services to the Company as the Company's President and Chief Executive Officer in regard to the Company's management and operations for the period from January 1, 2014 to December 31, 2016.   Under the terms of the agreement, the Company agreed to pay to Leontaritis US$60,000 per annum payable in monthly payments of US$5,000 a month for the term of the contract. On January 1, 2017, the Company approved a three-year extension to the consulting agreement. Mr. Leontaritis will continue to serve for a term of three years, effective as of January 1, 2017, and ending on December 31, 2019; the Company shall pay to Leontaritis US$120,000 per annum payable in monthly payments of US$10,000 a month for the term of the contract.  In January 2018, the Company agreed to revise the currency of Mr. Leontaritis salary, and his compensation changed from US$10,000 per month to EUR10,000 (USD$11,650) per month.  Further, Mr. Leontaritis is entitled to acquire at his discretion 150,000 shares of the common stock at a price of $6 per share for a term of five (5) years.  The Company recognized stock-based compensation expense allocated to consulting fees of $367,629 and $245,086 during the years ended December 31, 2018 and 2017. On October 3, 2018 Mr. Leontaritis resigned all positions with the Company and his contract was terminated.   Further concurrent with his resignation, and with an effective date of September 30, 2018, Mr. Leontaritis and the Company entered into an agreement whereunder Mr. Leontaritis settled certain amounts payable to the Company totaling $134,402. The Company recorded a loss on debt settlement of $514 in respect to the transaction.

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

The Company recognized stock-based compensation expense allocated to consulting fees of $135,900 and $15,100 during the years ended December 31, 2018.

Effective October 3, 2018, Dr Christos Kapatos resigned from his position as Director of the Company.

On November 21, 2018 Dr. Christos Kapatos resigned his position as Chief Technology Officer and as a consultant due to the Company's breach of Sections 3.1 and 3.2 of that certain Consulting Agreement originally entered into April 16, 2014 (as amended from time to time, including, without limitation, Addendum 1, Addendum 2 and Addendum 3, collectively, the "Consulting Agreement").  The Company declined to cure the noticed breach(es) in the ten (10) day period as allotted from notice date and subsequently accepted the resignation of Dr. Kapatos effective November 21, 2018.  Further, on December 4, 2018 the Company notified Dr. Kapatos of the termination of that certain Acquisition agreement between Dr. Kapatos and HCI VIOCARE TECHNOLOGIES LIMITED, the Company's wholly owned subsidiary, dated April 16, 2014, as amended May 8, 2015 (collectively the "Acquisition Agreement").

(iii)
On September 10, 2013, the Board of Directors of the Company elected Nikolaos Kardaras as Secretary and a director of the Company. During each of fiscal 2017 and fiscal 2016, Mr. Kardaras invoiced the Company EUR12,000 for services rendered in his capacity as a director which amount totaled US$13,500 and $13,300 respectively. During 2018 Mr. Kardaras invoiced the Company EUR9,000 (USD$10,747)

On March 3, 2017, the Company approved the issuance of 50,000 common shares for the services provided by Mr. Nikolaos Kardaras in the form of a stock award which vested as of the date of grant. 50,000 shares have been valued at $172,000, the fair market value of $3.44 per share on issue date, which amount has been expensed as stock-based compensation.  On October 3, 2018 Mr. Kardaras resigned as secretary and director of the Company.  He remains the Company's in-house legal advisor.

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

On December 12, 2017 the Company approved a three-year extension to the consulting agreement between the Company and Mr. Katsaros effective as of January 2, 2018.  The revision to the Agreement has a term of three years, being effective as of January 2, 2018, and ending on January 1, 2021, renewable for such further term as may be mutually agreed between the parties. Mr. Katsaros shall be remunerated with a monthly stipend of EUR3,500 (US$4,006), and shall be entitled to a 100% bonus of the total annual compensation for every profitable year of the Company. Mr. Katsaros shall also be entitled to acquire at his discretion 500,000 shares of the common stock at a price of US$1.00 for a term of five years commencing January 2, 2018.

The Company recognized stock-based compensation expense allocated to consulting fees of $50,400 during year ended December 31, 2018.

On November 17, 2018, the Company's management terminated a consulting contract with Mr. Sergios Katsaros which took effect as of December 22, 2018.

(v)
On October 3, 2018, the Board of Directors of the Company appointed Miss Paraskevi Pylarinou ("Pylarinou") as a member of the Board of Directors, Secretary and CFO of the Company. During the year ended December 31, 2018 Miss. Pylarinou invoiced the Company EUR24,000 (USD$28,311).

(vi)
On October 3, 2018 the Board of Directors appointed Mr. Constantinos Zertalis as a member of the Board of Directors and the President of the Company. On October 19, 2018 the Company's Board of Directors appointed Mr. Constantinos Zertalis, CEO, President and Director as Chairman of the Board of Directors.

During the year ended December 31, 2018, Mr. Zertalis advanced EUR13,000 (USD$14,881) to the Company.

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years. The Company recognized stock-based compensation expense allocated to consulting fees of $2,558,718 during year ended December 31, 2018 in respect of the aforementioned awards and options.

(b)	Accounts payable and accrued liabilities from related parties:

	December 31,	December 31,
	2018	2017
Former CEO and President (i)	$-	$413,010
Former Director (ii)	14,853	95,843
Consulting fees for former VP (iv)	19,989	-
Former Director (iii)	2,289	-
Director and CFO (v)	8,573	-
CEO and President	1,678	-
	$47,382	$508,853

(c)	Advances / other receivable from related parties:

Advances from related parties:	December 31,	December 31,
	2018	2017
Former CEO and President (i)	$-	$287,073
Former Director (ii)	-	54,282
CEO and President	14,881	-
	$14,881	$341,355

(d)	Convertible Debt, related parties:

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

On each of May 31, 2018 and on June 26, 2018, the Company entered into Debt Settlement and Subscription Agreements with the President of the Company, Mr. Sotirios Leontaritis to settle total debt in the amount of $679,371 in respect to certain unpaid salary, advances for operational shortfalls and certain unsettled expense reimbursements into 942,374 shares valued at fair market value on the date(s) of issuance for a total of $2,001,342. The difference in price resulted in the Company recording a loss on debt settlement in the amount of $1,321,971.

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

Promoters and Certain Control Persons

Our Chief Executive Officer owns beneficially and, in the aggregate, the majority of the voting power of the Company, approximately 43%. Accordingly, the Chief Executive Officer has the ability to control the approval of most corporate actions, including approving significant expenses, increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for the fiscal year ended December 31, 2017 for professional services rendered by the principal accountant, Heaton & Company, PLLC (DBA Pinnacle Accountancy Group of Utah) for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018 $	December 31, 2017 $
Audit Fees	25,500	24,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-
Total	25,500	24,000

Audit Fees

During the fiscal year ended December 31, 2018, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2018.

During the fiscal year ended December 31, 2017, we incurred approximately $24,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:	Description
3.1.1	Articles of Incorporation	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2 dated June 29, 2007.
3.1.2	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
3.1.3	Certificate of Amendment to the Articles of Incorporation	Incorporated by reference to our Definitive 14C filed with the SEC on March 3, 2014
3.1.4	Certificate of Change to the Articles of Incorporation	Incorporated by reference to our Form 8-K filed with the SEC on August 7, 2015
3.2	Bylaws	Incorporated by reference to our Registration Statement filed with the SEC on Form SB-2/A dated October 11, 2007.
4.1	Certificate of Designation	Incorporated by reference to our Definitive 14C filed with the SEC on December 27, 2013
10.1	Acquisition Agreement between HCi VioCare Technologies Limited and Christos Kapatos dated February 2, 2014	Incorporated by reference to our Form 8-K filed with the SEC on February 14, 2014.
10.2	Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated April 16, 2014	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.3	Form of Advisory Board Agreement	Incorporated by reference to our Form 8-K filed with the SEC on May 6, 2014
10.4	The Amendment of Acquisition Agreement between HCi VioCare Technologies Limited and Dr. Christos Kapatos dated May 8, 2015	Incorporated by reference to our Form 8-K filed with the SEC on May 13, 2015

14.1	Code of Ethics	Incorporated by reference to the registration statement filed with the SEC on Form 10-K dated April 6, 2009.
21	List of subsidiaries	- HCi Viocare Clinics UK Limited - HCi Viocare Technologies UK Limited
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

*To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafina Innovations Inc.

Date:	May 16, 2019	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	May 16, 2019	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Director, Secretary and CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 16, 2019	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer))

Date:	May 16, 2019	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Director, Secretary and CFO (Principal Financial Officer and Principal Accounting Officer)

Date:	May 16, 2019	By:	/s/ Yiannis Levantis
		Name:	Yiannis Levantis
		Title:	Director

Date:	May 16, 2019	By:	/s/Georgios Thrapsaniotis
		Name:	Georgios Thrapsaniotis
		Title:	Director and Treasurer