Form 10-K/A
period 2018-12-31
Rafina Innovations Inc.
filed 2019-05-20
CIK 1402737

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

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") of Rafina Innovations Inc. for the fiscal year ended December 31, 2018 is being filed for the sole purpose of furnishing Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K (the "Filing Date"), does not reflect events which may have occured subseqeuent to the Filing Date, and other than as set out above, does not modify or update in any way disclosures included in the original Form 10-K as filed on May 16, 2019.

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

Rafina Innovations Inc.

Date:	May 20, 2019	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	May 20, 2019	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Director, Secretary and CFO (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 20, 2019	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	President, Chief Executive Officer, Chief Financial Officer, and Director (Principal Executive Officer))

Date:	May 20, 2019	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Director, Secretary and CFO (Principal Financial Officer and Principal Accounting Officer)

Date:	May 20, 2019	By:	/s/ Yiannis Levantis
		Name:	Yiannis Levantis
		Title:	Director

Date:	May 20, 2019	By:	/s/Georgios Thrapsaniotis
		Name:	Georgios Thrapsaniotis
		Title:	Director and Treasurer