Form 10-Q
period 2019-03-31
Rafina Innovations Inc.
filed 2019-05-20
CIK 1402737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

15,719,681 shares of common stock issued and outstanding as of May 20, 2019

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

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved, and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

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

PART I -- FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.  For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on May 16, 2019.

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS

Current Assets:
Cash and cash equivalents	$17,258	18,827
Accounts receivable	58,677	80,197
Other receivables	79,929	80,419
Inventory	4,248	4,149
Prepaid expenses	47,703	46,785
Total Current Assets	207,815	230,377

Property, plant and equipment, net	54,539	68,283
Right of use assets	39,528	-

Total Assets	$301,882	298,660

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable, advances and accrued expenses	$617,080	571,531
Accounts payable and accrued expenses, related party	52,210	47,382
Income tax penalties payable	80,000	80,000
Advances from a related party	15,147	14,881
Notes payable, third parties	78,982	79,091
Lease liability	46,700	-
Total Current Liabilities	890,119	792,885
Total Liabilities	890,119	792,885

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, par value $0.0001, 5,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, par value $0.0001, 35,000,000 shares authorized; 15,719,681 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1,572	1,572
Additional paid-in capital	40,676,120	40,146,912
Accumulated deficit	(41,208,048)	(40,586,465)
Accumulated other comprehensive income (loss)	(57,881)	(56,244)
Stockholders' equity (deficit)	(588,237)	(494,225)
Total Liabilities and Stockholders' Equity (Deficit)	$301,882	298,660

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months ended
	March 31,
	2019	2018
Sales	$54,248	$131,780
Cost of goods sold	12,517	(39,503)
Gross Profit	66,765	92,277

Operating Expenses
Depreciation	14,995	19,455
General and administrative expenses	57,173	127,559
Consultancy Fees	537,208	537,225
Professional fees	17,652	19,436
Research and development	58,937	83,328
Total Operating Expenses	685,965	787,003

Income (Loss) from Operations	(619,200)	(694,726)

Other Income (Expenses)
Gain (Loss) on foreign currency transaction	(678)	1,825
Interest Expenses due to third party	(1,705)	(614)
Total Other Income (Expenses)	(2,383)	1,211)

Income (Loss) before Provision for Income Tax	(621,583)	(693,515)

Provision for Income Tax	-	-

Net Income (Loss)	$(621,583)	$(693,515)

Basic and fully diluted loss per share	$(0.04)	$(0.06)

Weighted average shares outstanding	15,719,681	12,302,432

Comprehensive Income (Loss):
Net loss	$(621,583)	$(693,515)
Effect of foreign currency translation	(1,637)	(30,881)
Comprehensive Loss	$(623,220)	$(724,396)

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc. (Formerly HCi Viocare)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Common stock		Additional Paid-in	Accumulated other comprehensive	Retained	Total
	Shares	Amount	Capital	income (loss)	deficit	Deficit
Balances, December 31, 2017	11,919,306	$1,192	$33,841,702	$(17,340)	$(34,736,633)	$(911,079)

Proceeds from issuance of common stock for private placements	607,410	61	359,319	-	-	359,380
Share issuances for stock awards	275,000	28	272,472	-	-	272,500
Stock options	-	-	184,643	-	-	184,643
Net income (loss)	-	-	-	-	(693,515)	(693,515)
Foreign currency translation adjustments	-	-	-	(30,881)	-	(30,881)
Balances, March 31, 2018	12,801,716	$1,281	$34,658,136	$(48,221)	$(35,430,148)	$(818,952)

Balances, December 31, 2018	15,719,681	$1,572	$40,146,912	$(56,244)	$(40,586,465)	$(494,225)
Stock options	-	-	529,208	-	-	529,208
Net income (loss)	-	-	-	-	(621,583)	(621,583)
Foreign currency translation adjustments	-	-	-	(1,637)	-	(1,637)
Balances, March 31, 2019	15,719,681	$1,572	$40,676,120	$(57,881)	$(41,208,048)	$(588,237)

See Notes to Unaudited Condensed Consolidated Financial Statements

Rafina Innovations Inc.
(Formerly HCi Viocare)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Operating Activities
Net loss	$(621,583)	$(693,515)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock option expense	529,208	184,643
Shares issued for stock award	-	272,500
Depreciation	14,995	19,455
Amortization of right of use asset	639	-
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	23,576	(34,143)
Decrease (Increase) in prepaid expense	-	(3,879)
Decrease (Increase) in other receivable	-	(881)
Increase (Decrease) in accounts payable and accrued expenses	39,738	(53,412)
Increase (Decrease) in accounts payable and accrued expenses, related party	6,456	(102,149)
Change in right of use liability	6,456	-
Net cash used by operating activities	(515)	(411,381)

Investing Activities
Net cash (used) by investing activities	-	-

Financing Activities
Advances and Loans from related parties	567	64,603
Repayments, advances and loans from related party	-	(122,427)
Proceeds from private placement	-	359,381
Net cash provided by financing activities	567	301,557

Increase (decrease) in cash	52	(109,824)

Cash at beginning of period	18,827	352,498
Effects of exchange rates on cash	(1,621)	(8,294)
Cash at end of period	$17,258	$234,380

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Non-Cash Activities
Reclassification of related party accounts payable and advances to convertible debt, related parties	$-	$721,564

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

Note 2 - GOING CONCERN

The Company incurred net losses of $621,583 and $693,515 for the three months periods ended March 31, 2019 and 2018, respectively and has a retained deficit of $41,208,048. In addition, the Company had a working capital deficiency of $635,604 and a stockholders' deficit of $588,237 at March 31, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

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

Note 3 - CONTROL BY PRINCIPAL STOCKHOLDER/OFFICER

Up until March 2018 our former Chief Executive Officer owned beneficially and, in the aggregate, the majority of the voting power of the Company.  On March 22, 2018 and March 30, 2018 respectively, Sotirios Leontaritis, the former President, Chief Executive Officer and a Director of the Company, entered into a Share Purchase Agreement (the "SPA") and an amendment thereto (the "Addendum"), (collectively herein referred to herein as the "Agreement") with Maschari Ltd. ("Maschari"), a Company incorporated in Cyprus, and controlled by our current Chief Executive Officer and a director, Mr. Constantinos Zertalis, pursuant to which Mr. Leontaritis sold 6,135,529 of his restricted common shares to Maschari.  The shares sold by Mr. Leontaritis represented approximately 42.6% of the Company's total outstanding shares of common stock. Mr. Leontaritis continues to hold 1,775,707 shares of the Company's common stock representing approximately 11.3% of the issued and outstanding shares.  As a result of the aforementioned transaction, Maschari, and our current CEO has the ability to control the approval of most corporate actions, including increasing the authorized capital stock and the dissolution, merger or sale of the Company's assets, as may be presented at Shareholder meetings from time to time. At March 31, 2019, Maschari and our CEO, collectively controlled approximately 43% of our issued and outstanding shares.

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

This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2018 filed on May 16, 2019. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019 and any other future periods.

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

Foreign Currencies

Items included in the consolidated financial statements of each of the Company and its subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the 'functional currency').  The Company's reporting currency is the U.S. dollar.  The functional currency of subsidiaries based in the UK is pound sterling and the functional currency of the Company's subsidiary based in the Greece is the Euro. All transactions initiated in Pounds and Euro are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet, or

1USD=0.8912 EUR, 1USD=0.7668 GBP (March 31, 2019), and;
1USD=0.8736 EUR, 1USD=0.7851 GBP (December 31, 2018);

ii)	income and expenses are translated at average exchange rates for three months ended March 31, or

1USD=0.8805 EUR, 1USD=0.7678 GBP (2019), and;
1USD=0.8137 EUR, 1USD=0.7189 GBP (2018);

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC 842 Leases

ASU No. 2016-02. In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Lease (Topic 842)", a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU" asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $39,528 of rights to use assets and $46,700 of lease liabilities on the consolidated balance sheet as of March 31, 2019 at adoption related to office space. See Note 8 for disclosure required by ASC 842.

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

Advertising Costs

The Company expenses advertising costs as incurred or the first time the advertising takes place, whichever is earlier, in accordance with ASC 720-35. Advertising costs were immaterial for the three months periods ended March 31, 2019 and 2018, respectively.

Research and Development Costs

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $58,937 and $83,328 for the three months periods ended March 31, 2019 and 2018, respectively.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss per Share

The Company reports earnings per share in accordance with FASB ASC 260, "Earnings Per Share." FASB ASC 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had potentially dilutive securities outstanding (convertible debt and liabilities) for the periods ended March 31, 2019 and December 31, 2018, respectively, however, since the Company reflected a net loss in the periods ended March 31, 2019 and 2018, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

	March 31, 2019	December 31, 2018
Common stock issuable upon conversion of 25,000 Series A Preferred Stock Options	500,000	500,000
Common stock issuable upon exercise of stock options	7,500,000	7,500,000
Total	8,000,000	8,000,000

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

Note 5 - PREPAID EXPENSES

Prepaid expenses consist of the following:

	March 31, 2019	December 31, 2018
Office lease, including security deposits	$38,276	$37,403
Travel advances and other expenses	9,427	9,382
Total prepaid expense	$47,703	$46,785

Note 6 – OTHER RECEIVABLES

From time to time the Company makes short term loans to third parties in order to facilitate its business operations. The loans bear interest ranging from 1.5% to 4% per annum and generally have terms of between 60 to 180 days. In general, the Company forgives accrued interest on principal when these short-term loans are repaid on time.

Note 7 - PROPERTY AND EQUIPMENT

Property and improvements consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cost
Leasehold improvements	$195,678	$193,109
Furniture and fixture	31,340	31,072
Computers and equipment	32,637	32,426
Vehicle	56,100	57,230
Machine and plant	8,897	8,690
Lab equipment	32,978	32,209
Subtotal	357,630	354,736
Less: accumulated depreciation and impairment	(303,091)	(286,453)
Total	$54,539	$68,283

Leasehold improvements are amortized over the term of the lease: three to ten years.

Furniture is depreciated over three to five years and computer and equipment is depreciated over three years.

Vehicles are depreciated over five years.

Machine equipment and lab equipment are depreciated over 4 years.

Depreciation expense amounted to $14,995 and $19,455 for the three month periods ended March 31, 2019 and 2018, respectively.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 8 - OFFICE LEASE

On March 2, 2015, the Company entered into a lease agreement for a modern, stand-alone 5,300 square foot facility in Glasgow, Scotland with an entry date of March 1, 2015. The building hosts the Company's first Viocare center, a full-service Prosthetic and Orthotic ("P&O") practice with a superior standard of personalized care. The renovations to the clinic were completed in June, and the facility was opened on August 1, 2015 with an official ribbon cutting on 25 September 2015. During the first year from the date of entry, the lease fees are USD$26,085 (GBP £20,000) per annum (exclusive of VAT). On the second anniversary of the date of entry, the lease will increase to USD$52,169 (GBP £40,000) per annum (exclusive of VAT). In the third anniversary of the date of entry, the lease will be USD$52,169 (GBP £40,000) per annum (exclusive of VAT). In the fourth anniversary of the date of entry, the lease will decrease to USD$39,126 (GBP £30,000) per annum (exclusive of VAT). In the fifth anniversary of the date of entry, the lease will be USD$52,169 (GBP £40,000) per annum (exclusive of VAT).

Under the term of the lease agreement, the Company paid a total of $26,082 (GBP £20,000) as security deposits which amount is included on the Company's balance sheet in prepaid expenses.

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

March 31, 2019
Assets
Operating lease assets	$39,528

Liabilities
Operating lease liabilities	$46,700

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2019

Cash used in operating activities:
Operating leases	$12,887
ROU assets recognized in exchange for lease obligations:
Operating leases	$38,320

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2019
Remaining lease term	11 months
Discount rate	4.75%

Maturities of lease liabilities as of March 31, 2019, were as follows:

Operating Leases

2019 (excluding the three months ended March 31, 2019)	$39,123
2020	8,693
Total lease payments	47,816
Less: amount of lease payments representing interest	(1,116)
Present value of future minimum lease payments	$46,700

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 9 -   LOANS

On January 5, 2017, HCi Viocare Clinics Hellas S.A., the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 40,000 (US$44,880) with an annual interest rate of 5%, payable within one year from the date of the agreement. As at March 31, 2019 and December 31, 2018 a total of EUR 44,466 (USD$49,891) and EUR 43,966 (USD $50,323), respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $568 and $614 were accrued in the three months periods ended March 31, 2019 and 2018, respectively. The loan was not repaid in January 2018 and is currently in default.

On July 27, 2018, HCi Viocare Clinics UK Limited, the Company's subsidiary, entered into a loan agreement with a third party to borrow a total of EUR 30,000 (US$34,102) with an annual interest rate of 6%, payable within six months from the date of the agreement. As at March 31, 2019 and December 31, 2018 a total of EUR 31,203 (USD $35,488) and EUR 30,759 (USD $34,174), respectively, including accrued interest to date, remained due and payable in respect of this loan. Interest expenses of $498 and $0 were accrued in the three months periods ended March 31, 2019 and 2018, respectively. The loan was not repaid in January 2019 and is currently in default.

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

(2)	Consulting Agreement with Ms. Paraskevi Pilarinou

On December 12, 2017, the Company entered into a consulting agreement (the "Agreement") with Ms. Paraskevi Pilarinou (the "Consultant").  Under the terms and conditions of the Agreement the Consultant shall be employed in the position of Financial Controller of the Company. The Agreement has a three-year term starting on January 2, 2018 and ending on January 1, 2021 and the Consultant shall be remunerated with a monthly fee of EUR2,000 (USD$2,245) and was issued 100,000 shares of the Company's common stock. The 100,000 shares were issued as compensation as of the date of the agreement and were valued at $1 per share or $100,000, the fair market value on the date of issuance in the year ended December 31, 2017.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 10 -   COMMITMENTS (continued)

(3)	Consulting Agreement with Charalampos Sgardelis

On January 2, 2017, the Company entered into a one-year consulting agreement (the "Agreement") with Mr. Charalampos Sgardelis ("Sgardelis"). Under the terms of the Agreement, Sgardelis provides services to the Company as Business Development Manager, for a term of one (1) year and receives compensation of EUR2,000 (USD$2,245) per month.

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

(4)	Advisory Agreement with Ravi Vaidyanathan

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

(5)	Addendum to Service Agreement with Nikolaos Gemelos

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

(6)	Service Agreement with Georgios Dritsoulas

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 11 -   RELATED PARTY TRANSACTIONS

The following table provides details of the Company's related party transactions during the periods ended March 31, 2019 and March 31, 2018:

(a)	Services provided from related parties:

	Three Months ended March 31,
	2019	2018
Consulting fees paid to former CEO and President (i)	$-	$38,867
Consulting fees paid to former Director (ii)	-	15,361
Professional fees paid to former Director (iii)	-	3,687
Consulting fees paid to former VP (iv)	-	12,903
Consulting fees paid to Director and CFO (v)	6,814	-
Stock options granted to Directors and Officers	529,208	-
Stock options granted to former Directors and Officers	-	184,643
	$536,022	$255,461

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

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
Notes to Unaudited Consolidated Financial Statements

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

During the year ended December 31, 2018, Mr. Zertalis advanced EUR13,000 (USD$14,586) to the Company.

During the three months ended March 31, 2019, Mr. Zertalis advanced further EUR500 (USD$561) to the Company.

On October 19, 2018 the Company's Board of Directors approved the grant of a total of 1,500,000 stock awards which vested on the date of grant, and a total of 7,500,000 directors' stock options for exercise at $0.70 per share which options vest as to 1,500,000 shares on grant date, and 1,500,000 shares each year thereafter for a total of four additional years. The Company recognized stock-based compensation expense allocated to consulting fees of $2,558,718 during year ended December 31, 2018 in respect of the aforementioned awards and options.  The Company recognized stock-based compensation expense allocated to consulting fees of $529,208 during the three month periods ended March 31, 2019 in respect of the aforementioned options.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 11 -   RELATED PARTY TRANSACTIONS (continued)

(b)	Accounts payable and accrued liabilities from related parties:

	March 31,	December 31,
	2019	2018
Former Director (ii)	14,560	14,853
Consulting fees for former VP (iv)	19,594	19,989
Former Director (iii)	2,244	2,289
Director and CFO (v)	12,892	8,573
CEO and President	2,920	1,678
	$52,210	$47,382

(c)	Advances / other receivable from related parties:

Advances from related parties:	March 31,	December 31,
	2019	2018
CEO and President	15,147	14,881
	$15,147	$14,881

(d)	Convertible Debt, related parties:

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 12 -   CAPITAL STOCK

The Articles of Incorporation authorize the Company to issue 5,000,000 shares of preferred stock with a par value of $0.0001, and 35,000,000 shares of common stock with a par value of $0.0001.  No shares of preferred stock have been issued; however, the Company has granted 25,000 fully vested stock options for the purchase of 25,000 shares of Series A Preferred Stock of the Company at a price of $0.04 per share for a period of five (5) years from the date of vesting. (ref: Note 13 below)

On May 24, 2018, the Company's Board of Directors approved a reverse share split on the basis 20 for 1.  The reverse share split became effective on July 9, 2018. Unless otherwise noted, impacted share amounts and per share information included in the financial statements and notes thereto have been retroactively adjusted for the reverse share split as if such share split occurred on the first day of the first period presented. Certain amounts in the notes to the financial statements may be slightly differently than previously reported due to rounding of fractional shares as a result of the reverse share split.

Share issuances during the three month period ended March 31, 2019

There were no shares issued during the three months ended March 31, 2019.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

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

The Company recognized stock-based compensation expense allocated to consulting fees of $529,208 and $184,643 during the three month periods ended March 31, 2019 and 2018, respectively. The unrecognized amount of $3,164,598 will be expensed in future periods.

The following table summarizes information concerning stock options outstanding as of March 31, 2019, and December 31, 2018:

Series A Preferred Stock:

	March 31, 2019		December 31, 2018
	Series A Preferred stock	Weighted Average Exercise Price $	Series A Preferred stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	25,000	0.04	25,000	0.04
Granted	-	-	-	-
Exercised	-	-	-	-
Expired or canceled	-	-	-	-
Outstanding at the period	25,000	0.04	25,000	0.04

The aforementioned options have an average remaining life of 0.07 years.

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 13 - STOCK OPTIONS AND AWARDS (continued)

Common stock:

	March 31, 2019		December 31, 2018
	Common stock	Weighted Average Exercise Price $	Common stock	Weighted Average Exercise Price $
Outstanding at beginning of the year	7,500,000	0.70	1,400,000	1.54
Granted	-	-	8,000,000	0.72
Exercised	-	-	-	-
Expired or canceled	-	-	(1,900,000)	1.39
Outstanding at the end of period	7,500,000	0.70	7,500,000	0.70
Exercisable (vested) at the end of period	1,500,000	0.70	1,500,000	0.70

The aforementioned exercisable options have an average remaining life of 4.50 years.  There are 6,000,000 unvested options at the end of March 31, 2019 and December 31, 2018.

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

Rafina Innovations Inc.
(Formerly HCi Viocare)
Notes to Unaudited Consolidated Financial Statements

Note 13 - STOCK OPTIONS AND AWARDS (continued)

Valuation Assumptions (continued)

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

Three months ended March 31, 2019:

	Clinics (UK)		Technology (UK)		All Other (Greece)	Total

Revenue		$54,248		$-	$-	$54,248
Depreciation & amortization		$1,511		$10,531	$2,953	$14,995
Net (Loss) from operations		$26,859		$(73,524)	$(574,918)	$(621,583)
Interest expenses		$(498)		$(639)	$(568)	$(1,705)
Income tax expenses		-		-	-	-
Assets		$70,868		$141,981	$89,033	$310,882
Expenditure on long-lived assets	$		$		$-	$-

Rafina Innovations Inc.
(Formerly HCi Viocare)
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

Note 15 - SUBSEQUENT EVENTS

On April 5, 2019 the Company and a third party entered into an agreement whereunder outstanding debt in the amount of $120,232 was agreed to be settled by way of issuance of One Million Three Hundred and Seventy-Four Thousand and Seventy Eight (1,374,078) shares of common stock at $0.0875 per share. The issuance will be valued at fair market value on the date of the agreement.  As at the date of this report the shares have not yet been issued.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Rafina Innovations Inc.  for the three-month period ended March 31, 2019 be read in conjunction with the financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on May 16, 2019. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

BUSINESS OVERVIEW

We were incorporated in the State of Nevada on March 26, 2007 as a company intending to sell medical devices in the northern regions of China. Our intent was to seek strategic relationships with medical device manufacturers both in China and North America with the aim to be their sales and distribution agent in northern China. We also intended to assist Chinese medical device manufacturers on the development of the North American market. The Company did not find suitable relationships with which to progress its business until it undertook a change in management in September 2013. With the change in management, the Company determined that it would initially concentrate on the development and marketing of medical and athletic devices in Europe where management had identified several opportunities for entry into the market for prosthetics and orthotics, as well as sensor-based technology, and we commenced commercialization of our various products. We currently have various patents, and patents in progress, for the development of certain healthcare innovations including various athletic applications relative to our FlexisenseTM sensor technology.  In addition, during fiscal 2015, we opened our first Prosthetics and Orthotics total rehabilitation clinic in Glasgow, Scotland.  During fiscal 2016, our flagship P&O clinic in Scotland completed its first full year of operations after relocation to a larger state of the art facility which allowed for a substantive increase in our period over period revenues.  Presently our revenue stream is derived primarily from the Company's flagship P&O clinic with some initial commercial income from prospective licensing partners for applications of our developed technology.

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

Rafina Innovations Inc. is listed on the OTC Markets in the USA (OTCMarkets: VICA) and has its flagship clinic and R&D center in Glasgow, UK. Executive management of the Company are located in Athens and Cyprus and provide the Company office space free of charge.

We have two wholly-owned Scottish subsidiaries: HCi Viocare Technologies Inc. and HCi Viocare Clinics UK Limited, one wholly owned Greek subsidiary, HCi Viocare Clinics (Hellas) S A. Our Greek subsidiary is currently being liquidated and dissolved. While we commenced the dissolution in August 2017, the process has not yet been completed as of the date of this report. On July 19, 2018 we incorporated a Cyprus subsidiary, Rafina Innovations (Cyprus) Ltd. in order to better facilitate our international banking requirements.

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
Filing of 4 national patents for the Flexisense technology, following the progression of the PCT patent:
Chinese Patent Application
United States Patent Application
Canadian Patent Application
European Patent Application

•	2 further patents drafted and pending filing during fiscal 2019, with a further 4 patent applications currently in draft form;

•
In excess of 12 prototypes: including 4 different types of pressure & shear insoles and diabetic walkers; smart cushion, smart mattress, biPAP machine and Flexicuff for deep vein thrombosis, with several of these prototypes in the commercialization stage;

•	1 proof of concept device: robotic surgical assistive device;

•	High level diagrams or complex documentation and software for other innovations in the portfolio.
•	Various customized prototypes in testing and development with commercial partners.

Key business developments and material events in the most recent three months and to date

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue, Cost of Revenue, and Gross Profit - We have incurred losses since inception. We generated $54,248 in revenues from operations and costs of goods sold of $22,833 for the three months ended March 31, 2019. During the current three-month period we also recorded a credit of $35,350 to costs of goods sold relative to a vendor refund, which resulted in a net credit to of $12,517 in the period.  This is compared to $131,780 in revenue and $39,503 in costs of goods sold for the three-month period ended March 31, 2018.   The current quarter decrease in revenue is due to the fact that prior quarter comparative results involved large prosthetic procedures with a reduction to similar procedures at the P&O clinic in the current three months ended March 31, 2019.

Operating Expenses – Operating expenses totaled $685,965 in the three months ended March 31, 2019 and were decreased as compared to operating expenses of $787,003 in the prior three-month comparative period.   Professional fees reflect a slight decrease period over period from $19,436 in fiscal 2018 to $17,652 in the current three-month period ended March 31, 2019.  Consulting fees remained consistent period over period and totaled $537,208 and $ 537,225 in the three months ended March 31, 2019 and 2018, respectively. Consulting expenses include $529,208 in share-based compensation in the current three months ended March 31. 2019 as compared to $184,643 in share-based compensation in the prior comparative three-month period.  Research and development expenses decreased in the three months ended March 31, 2019 as compared to results from the same three-month period in 2018 and general and administrative expenses also decreased dramatically from $127,559 to $57,173 as we are no longer operating our larger executive office in Athens, Greece.

Loss from Operations – During the three-month periods ended March 31, 2019 and 2018 we recorded losses from operations of $619,200 and $694,726, respectively.

Other expenses - During the three months ended March 31, 2019, the Company recorded a loss on foreign currency translation of $678 as compared to a gain of $1,825 in the prior comparative three-month period.  Further we recorded interest expenses to third parties of $1,705 in the current three-month period, compared to $614 in the prior three months ended March 31, 2018.

Net Loss - During the comparative three-month periods ended March 31, 2019 and 2018 we recorded a net loss of $621,583 and $693,515, respectively.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2019, we had $17,258 cash on deposit, $58,677 in accounts receivables, $79,929 in other receivables, $4,248 in inventory, and prepaid expenses of $47,703 for total current assets of $207,815.  Further we had current liabilities of $669,290 in accounts payable and accrued expenses (including amounts due to related parties), $80,000 in income taxes payable, $15,147 in advances from related parties and $78,982 in short term notes from third parties.   We had a working capital deficit of $635,604 as at March 31, 2019. While the Company's prosthetics and orthotics clinic in Glasgow has increased its patient through-put year over year, sales are still not sufficient to cover our consolidated operational expenses.  We commenced generating revenue from commercial evaluation of our available technologies in fiscal 2016, however we did not record revenue in this segment in the three months ended March 31, 2019, as we continue to work towards larger commercial licensing contracts.  Presently we rely on our advances from our President, third party loans, and private placements from qualified investors to fund our general operating expenses.  During the most recent three months ended March 31. 2019 we only secured a small advance of $567.  The Company will be required to conclude a larger equity-based financing to meet its operational overheads for the balance of fiscal 2019.

The Company expects it will need to raise a total of $5,000,000 to $15,000,000 to fund its proposed operations for the next twelve to 36 months, including the planned expansion of its P&O Clinics. It intends to fund operations by a combination of related party loans, debt financing and equity placements, as well as through joint venture partnerships negotiated in our recently completed quarter. The Company is seeking equity private placements from qualified investors with which to fund operations until such time as it can secure alternate financing arrangements.  The Company is also seeking joint venture partners for its various Insole technology applications as a further means to fund ongoing commercialization efforts.

There can be no assurance that continued funding will be available on satisfactory terms.

GOING CONCERN

The Company incurred net losses of $621,583 and $693,515 for the three months periods ended March 31, 2019 and 2018, respectively and has a retained deficit of $41,208,048. In addition, the Company had a working capital deficiency of $635,604 and a stockholders' deficit of $588,237 at March 31, 2019. These factors raise substantial doubt about the Company's ability to continue as a going concern.
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

NEED FOR ADDITIONAL FINANCING

Costs associated with being a public company are much higher than those of a private company. Rafina Innovations Inc.  has chosen public registration before the business has developed a predictable cash flow. There are present registration expenses and future legal and accounting expenses, future reporting requirements to the SEC, future exchange listing requirements, and future investor relations costs that must be borne by a public company but not by a private company. These costs can be a burdensome expense which could adversely affect our financial survival. The ongoing regulatory costs, reporting requirements, and management details, which must be met when registering and maintaining a public company, may make the economic viability of Rafina Innovations Inc. very doubtful.  In addition, the Company requires additional financing in order to continue to execute its business plan which includes the commercialization of our technologies, the ongoing operation of a P&O clinic in Glasgow, the opening of several additional P&O clinics, as well as ongoing research and development to bring new technologies to market.

In the past we have relied on advances from related parties, loans and private placements from accredited investors to cover our operating costs. There can be no assurance that any other capital will be available if and when required from qualified investors or related parties.  We do not have sufficient capital presently to meet our ongoing operational costs.  There can be no assurance that we will identify and conclude contracts for our various technologies which will result in profitable operation, or that we will be able to increase the current level of operation at our P&O clinic to meet our current funding requirement. We cannot assure that we will be successful in consummating any acquisition or contracts on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Our significant accounting policies are summarized in Note 4 of our financial statements for the three-month period ended March 31, 2019.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Lease (Topic 842)", a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset ("ROU" asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. Adoption of the standard resulted in the recognition of $39,528 of rights to use assets and $46,700 of lease liabilities on the consolidated balance sheet as of March 31, 2019 at adoption related to office space.
Further during fiscal 2018, the Company adopted ASC 606 – Revenue from Contracts with Customers. There was no impact on the Company's financial statements as a result of adopting Topic 606 during fiscal 2018.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of March 31, 2019, because of the material weakness in our internal control over financial reporting ("ICFR") described below, our disclosure controls and procedures were not effective.

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

The Company has completed a name change in the State of Nevada effective July 9, 2018, in order to comply with this settlement and will alter the name of its UK subsidiary company HCI VIOCARE TECHNOLOGIES LIMITED to RAFINA TECHNOLOGIES LIMITED as soon as practicable.

We know of no other material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2019 the Company and a third party entered into an agreement whereunder outstanding debt in the amount of $120,232 was agreed to be settled by way of issuance of One Million Three Hundred and Seventy-Four Thousand and Seventy-Eight (1,374,078) shares of common stock at $0.0875 per share. The issuance will be valued at fair market value on the date of the agreement.  As at the date of this report the shares have not yet been issued.

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

Other than as disclosed above there were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Changes in Management

On March 14, 2019, Mr. Sotirios Leontaritis resigned as director of each of the Company's wholly owned subsidiaries, HCi Viocare Technologies and HCi Viocare Clinics. Concurrently Miss Paraskevi Pylarinou was appointed to fill the vacancies on the boards.

Trademark

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

With regard to the FLEXISENSE design mark (Serial Number 86969716), we are required to submit specimens to show use in each class in the application: IC 009, IC 010 and IC 012. As our technologies team is currently working on an immediate but prospective mattress project, Flexisense sensor specimens for insole application are not yet available. Therefore, we have filed an extension of time for another six months from May 31, 2018, and we are expecting the consent of USPTO. At this time we have had no further correspondence with the USPTO.

Item 6. Exhibits, Financial Statement Schedules

Exhibits:	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	April 5, 2019 Debt settlement agreement between Rafina Innovations Inc. and Care Providers Co. Inc.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	*
101.INS	XBRL Instance Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*
101.SCH	XBRL Taxonomy Extension Schema	*

*To be filed by amendment.

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