Form 10-Q/A
period 2019-03-31
Rafina Innovations Inc.
filed 2019-05-22
CIK 1402737

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

15,719,681 shares of common stock issued and outstanding as of May 20, 2019

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this "Amendment") of Rafina Innovations Inc. for the three months ended March 31, 2019 is being filed for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q (the "Filing Date"), does not reflect events which may have occured subseqeuent to the Filing Date, and other than as set out above, does not modify or update in any way disclosures included in the original Form 10-Q as filed on May 20, 2019.

RAFINA INNOVATIONS INC.

Item 6. Exhibits, Financial Statement Schedules

Exhibits:	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.1	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	April 5, 2019 Debt settlement agreement between Rafina Innovations Inc. and Care Providers Co. Inc.	Incorporated by reference to our Form 10-Q filed with the SEC on May 20, 2019.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rafina Innovations Inc.

Date:	May 22, 2019	By:	/s/ Constantinos Zertalis
		Name:	Constantinos Zertalis
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date:	May 22, 2019	By:	/s/ Paraskevi Pylarinou
		Name:	Paraskevi Pylarinou
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4